Form 10QSB
period 1995-06-30
SKLAR CORP
filed 1995-08-10
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number        1-6107

                               SKLAR CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                44-0625447
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                        Number)

889 S. Matlack Street, West Chester, Pennsylvania          19382
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                             (610) 430-3200

         Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at August 11, 1995
           ------                               ------------------------------
(Common stock, $0.10 par value)                           1,237,711

Transitional Small Business Disclosure Format (Check one):  Yes _____  No  X

                               SKLAR CORPORATION


                                     INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1995 ...........................................3

         Statement of Income -
                  three months ended June 30, 1995 and 1994 ...............4

         Statement of Cash Flows -
                  three months ended June 30, 1995 and 1994 ...............5

         Notes to condensed financial statements ......................6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................10 - 11


Part II   Other Information

         Item 1   Legal Proceedings .......................................11

         Item 3   Defaults Upon Senior Securities .........................11

                               SKLAR CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)


ASSETS                                                     6/30/95

CURRENT ASSETS:
     Cash                                                $         0
     Accounts Receivable                                   1,333,329
     Inventories (Note 5)                                  2,913,205
     Prepaid Expenses                                         33,910
                                                         -----------
TOTAL CURRENT ASSETS                                       4,280,444

EQUIPMENT AND IMPROVEMENTS (Note 6)                          403,099
GOODWILL (Note 7)                                            900,921
OTHER ASSETS                                                 619,350
                                                         -----------
TOTAL ASSETS                                             $ 6,203,814
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                      $     2,533
     Short-term Bank Borrowings (Note 2)                   1,495,000
     Current Portion-Long-Term Debt                          284,504
     Current Portion-Capital Lease Obligation                 21,459
     Trade Accounts Payable                                1,519,916
     Accrued Expenses                                        138,821
     Accrued Income Taxes                                      2,985
                                                         -----------
TOTAL CURRENT LIABILITIES                                  3,465,218

     Long-term Debt (Note 3)                                 668,166
     Long-term Capital Lease Obligation                        8,199
     Other Liabilities                                       169,494
                                                         -----------
TOTAL LIABILITIES                                          4,311,077
                                                         -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                      248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                         0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                        123,771
     Additional Paid-in Capital                            2,106,482
     Deficit                                                (337,764)
                                                         -----------
                                                           1,892,737
                                                         -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $ 6,203,814
                                                         ===========

                       See notes to financial statements

                               SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                  AND DEFICIT
                                  (Unaudited)

                                             For the Three Months Ended
                                              6/30/95         6/30/94
Revenues:
   Net Sales (Note 10)                    $    2,136,292    $    1,331,468


Cost and Expenses:
  Cost of Goods Sold                           1,162,951           608,733
  Selling, General and Administrative            880,013           663,900
  Interest                                        84,326            51,720
                                          --------------    --------------

                                               2,127,290         1,324,353
                                          --------------    --------------

Income before taxes                                9,002             7,115



Provisions for Income Taxes
  Currently Payable (Note 8)                       3,850             2,053
                                          --------------    --------------

Net Income                                         5,152             5,062
                                          --------------    --------------

Preferred Dividend Requirement (Note 9)           77,578            77,578
                                          --------------    --------------

Loss Applicable to Common Shares          $      (72,426)   $      (72,516)
                                          --------------    --------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                  1,237,711         1,237,711
                                          --------------    --------------

Loss Per Share (Note 11)                  $        (0.06)   $        (0.06)
                                          ==============    ==============


                       See notes to financial statements

                               SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                     For the Three Months Ended
                                                        6/30/95      6/30/94
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                       $    5,152    $    5,062
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                    99,551        69,960
         Provision for losses on
             accounts receivable                           6,000         5,278

     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable     (161,031)      114,535
         (Increase) decrease in inventory                 97,578      (132,066)
         (Increase) decrease in prepaid expense           (5,620)       14,308
         Increase (decrease) in accounts payable        (162,667)       19,682
         Increase (decrease) in accrued expenses          42,707       (40,174)
         Decrease in income taxes payable                 (4,656)            0
                                                      ----------    ----------

              Total Adjustments                          (88,138)       51,523
                                                      ----------    ----------
         Net cash provided by
                  (used in) operating activities         (82,986)       56,585
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (19,790)      (21,942)
     Intangible Assets                                   (74,021)       (1,865)
                                                      ----------    ----------
         Net cash used in investing activities           (93,811)      (23,807)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line-of-credit                    210,000        30,000
     Net payments on capital lease (Note 12)              (4,651)       (7,419)
     Net payments on long term debt                     (150,202)      (16,738)
                                                      ----------    ----------
         Net cash provided by
              financing activities                        55,147         5,843
                                                      ----------    ----------

NET INCREASE(DECREASE) IN CASH                          (121,650)       38,621
CASH BEGINNING OF PERIOD                                 119,117       (16,044)
                                                      ----------    ----------

CASH END OF THE PERIOD                                $   (2,533)   $   22,577
                                                      ==========    ==========


                       See notes to financial statements

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On November 18, 1994 the Company entered into an amended revolving line of credit agreement for $2,200,000 collateralized by the sum of 80% of qualifying accounts receivable plus 45% of inventories. Borrowings based on eligible inventories have a fluctuating maximum allowable balance up to $800,000. Qualifying accounts receivable and inventory used as a basis for the June 30, 1995 borrowing totaled $1,850,000. Unused available credit at June 30, 1995 was $355,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 2.25% (two and one-quarter percent). At June 30, 1995 the BNCR was 9.0%. The interest expense on short-term bank borrowings for 1995 and 1994 amounted to $41,890 and $36,726, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets.

On May 20, 1994 the Company entered into agreements with Meridian Bank to restructure then existing financing agreements. That amended line of credit had a maximum principal amount of $1,600,000, replacing the former $2,000,000. The rate of interest on this line was calculated at the BNCR plus 2.5%. Simultaneously, the Company negotiated a three year term loan of $400,000 at the same interest rate, of which principal of $11,111 and accrued interest will be paid in 36 monthly installments commencing June 1, 1994 and due in full May 1, 1997.

NOTE 3   LONG-TERM DEBT

On November 18, 1994, coincident with the purchase of inventory from the Herwig Division of the General Medical Corporation, the Company entered into an additional short term borrowing agreement with Meridian Bank which, on December 28, 1994, was converted to a 60 month borrowing arrangement. The long-term agreement with Meridian Bank, guaranteed by the United States Small Business Administration (SBA), provided for the Company to borrow $700,000 with interest at New York's Prime Rate plus 2.25% payable monthly. The principal is repayable in monthly amounts beginning in March 1995. The first three monthly principal payments were $50,000 and the remainder are $10,000 through December, 1999. This loan is secured by the Herwig inventory and all of the Company's other tangible and intangible assets.

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3   LONG-TERM DEBT, (continued)

Additional monthly principal payments are required if the outstanding principal on the loan exceeds 50% of the Herwig inventory value, including replacement inventory purchased in the ordinary course of business. The prime rate was 9% at June 30, 1995.

On May 20, 1994 the Company negotiated a three year term loan of $400,000 with Meridian Bank as described in Note 2 above as part of a general restructuring of existing financing agreements.

The contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three fixed $100,000 annual payments plus interest and royalties based upon future sales to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The gross payments and associated liability under the new agreement are substantially the same as to those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did however change the aggregate prospective maturities.

NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, Misdom-Frank and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

On November 18, 1994 the Company purchased the inventory of the Herwig Division of the General Medical Corporation (GMC) for $871,922. In addition, and as part of the purchase agreement, the Company entered into a marketing agreement whereby the Company committed to supplying GMC with its medical instrument needs for its customers for a fifty month term. GMC is under no obligation to buy any items from the Company during the term of the agreement, but if items are purchased by GMC the Company is obligated to make certain marketing incentive payments.

NOTE 5   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 6   EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line method over the useful lives of the assets which are estimated to be three to ten years for equipment and the shorter of the life of the lease or the life of the asset for leasehold improvements.

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over twenty years, and catalog development costs are being amortized over at various schedules ranging from 1 1/2 - 5 years for the three month period ended June 30, 1995. For the three month period ended June 30, 1994 goodwill and catalog development costs were amortized over forty years and 1 1/2
- 7 years, respectively.

NOTE 8   INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carryforwards and goodwill is reduced accordingly to reflect the utilization of the loss carryforwards. No tax loss carryforwards exist to offset state income tax payable.

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $3,850,000, which expire in 1995 ($1,596,000), 1997 ($244,000), 1998 ($974,000), 1999 ($50,000), 2000
($14,000),  2001 ($461,000),  and 2002  ($511,000),  are available as deductions from federal taxable income of future years.

NOTE 9   STOCKHOLDERS' EQUITY

As of June 30, 1995, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1995.

NOTE 10   SALES

A sale is recorded when title to the product passes to the customer.

NOTE 11   NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend. No effect has been given to Common Stock equivalent shares as such would be anti-dilutive.

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 12   CASH FLOW INFORMATION

For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $86,397 in the three months ended June 30, 1995, and $47,131 in the three months ended June 30, 1994.

Income taxes paid amounted to $6,779 in the three months ended June 30, 1995, and $0 in the three months ended June 30, 1994.

                               SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the Quarter ended June 30

                                      1995        1994
                                      ----        ----

Net Sales                             100.0%     100.0%
Cost of Sales                          54.4       45.7
Gross Profit                           45.6       54.3
Selling, General and
  Admin. Expenses                      41.2       49.9
Income (Loss) Before
  Interest & Taxes                      4.4        4.4
Interest Expense                        4.0        3.9
Income Before
  Income Taxes                          0.4        0.5
Net Income                              0.2        0.4


SALES

For the three month period ended June 30, 1995 compared to the three month period ended June 30, 1994, sales were up $804,824 or 60.4%. This increase reflects the impact of the marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales increased 8.7% for the three month period June 30, 1995 compared to the three month period ended June 30, 1994. This increase reflects the higher cost of products as a result of a weakened US dollar on foreign exchange rates and a diminishing profit margin as a percent of sales due to increasing competitiveness in the health care industry. Management expects the business to continue to show a lower profit margin as a percent of sales in future periods.

                               SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1995 have increased $271,280 or 40.9% from the three month period ended June 30, 1994. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. The increased sales volume has also required certain of these increases. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $ 32,606 or 63.0% for the three month period ended June 30, 1995 compared to the three month period ended June 30, 1994 due to increased borrowing levels. Borrowing increased primarily as a result of the financing necessary to purchase the inventory of the Herwig Division of General Medical Corporation and finance the resulting increased sales volume.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carryforwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $2,200,000 revolving line of credit with Meridian Bank is considered adequate to meet the financing requirements of the Company in the foreseeable future.


                          PART II - OTHER INFORMATION


ITEM 1   LEGAL MATTERS

 (A) The Company has filed suit against the former principal of DCA for violating terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. This suit will seek the return of all monies paid to the former principal to date. This case is currently in the pleading and discovery stage, therefore, no assessment of the outcome of the case has been made by legal counsel.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on June 30, 1988 through 1995.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SKLAR CORPORATION








DON TAYLOR
PRESIDENT

August 11, 1995