Form 10QSB
period 1995-09-30
SKLAR CORP
filed 1995-11-14
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended   September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

     Check whether the issuer (l) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes __X__   No___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding November 13, 1995

         (Common stock, $0.10 par value)                  1,237,711

Transitional Small Business Disclosure Format (Check one):  Yes _____ No   X

                               SKLAR CORPORATION


                                     INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1995 ......................................3

         Statement of Income -
                  six months ended September 30, 1995 and 1994 ............4

         Statement of Cash Flows -
                  six months ended September 30, 1995 and 1994 ............5

         Notes to condensed financial statements ......................6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................10 - 11


Part II   Other Information

         Item 1   Legal Proceedings .......................................11

         Item 3   Defaults Upon Senior Securities .........................12

                               SKLAR CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

                                                            9/30/95
ASSETS
CURRENT ASSETS:
     Cash                                                $    29,148
     Accounts Receivable                                   1,440,486
     Inventories (Note 5)                                  2,635,598
     Prepaid Expenses                                         33,207
                                                         -----------
TOTAL CURRENT ASSETS                                       4,138,439

EQUIPMENT AND IMPROVEMENTS (Note 6)                          393,206
GOODWILL (Note 7)                                            883,338
OTHER ASSETS                                                 583,424
                                                         -----------
TOTAL ASSETS                                             $ 5,998,407
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                   1,395,000
     Current Portion-Long-Term Debt                          286,098
     Current Portion-Capital Lease Obligation                 21,041
     Trade Accounts Payable                                1,524,674
     Accrued Expenses                                        102,154
     Accrued Income Taxes                                      2,985
                                                         -----------
TOTAL CURRENT LIABILITIES                                  3,331,952

     Long-term Debt (Note 3)                                 596,019
     Long-term Capital Lease Obligation                        3,572
     Other Liabilities                                       145,741
                                                         -----------
TOTAL LIABILITIES                                          4,077,284
                                                         -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                      248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                         0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                        123,771
     Additional Paid-in Capital                            2,106,482
     Deficit                                                (309,378)
                                                         -----------
                                                           1,921,123
                                                         -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $ 5,998,407
                                                         ===========

                       See notes to financial statements

                               SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                  AND DEFICIT
                                  (Unaudited)

                                              For the Six months Ended
                                              9/30/95          9/30/94
Revenues:
   Net Sales (Note 10)                    $   4,553,406    $   2,712,435


Cost and Expenses:
  Cost of Goods Sold                          2,553,087        1,271,146
  Selling, General and Administrative         1,798,685        1,307,665
  Interest                                      161,595          103,634
                                          -------------    -------------

                                              4,513,367        2,682,445
                                          -------------    -------------

Income before taxes                              40,039           29,990


Provisions for Income Taxes
  Currently Payable (Note 8)                      6,500            6,000
                                          -------------    -------------

Net Income                                       33,539           23,990
                                          -------------    -------------

Preferred Dividend Requirement (Note 9)         155,156          155,156
                                          -------------    -------------

Loss Applicable to Common Shares          $    (121,617)   $    (131,166)
                                          -------------    -------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                 1,237,711        1,237,711
                                          -------------    -------------

Loss Per Share (Note 11)                  $       (0.10)   $       (0.11)
                                          =============    =============








                       See notes to financial statements

                               SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (Unaudited)

                                                       For the Six months Ended
                                                        9/30/95        9/30/94
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                       $   33,539    $   23,990
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                   228,158       139,920
         Provision for losses on
             accounts receivable                          11,573        11,152

     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable     (279,761)       91,699
         (Increase) decrease in inventory                375,185       (75,663)
         (Increase) decrease in prepaid expense           (4,917)       (8,652)
         Increase (decrease) in accounts payable        (136,357)       20,616
         Increase (decrease) in accrued expenses           6,040       (54,768)
         Decrease in income taxes payable                 (4,656)      (35,053)
                                                      ----------    ----------

              Total Adjustments                          195,265        89,251
                                                      ----------    ----------
         Net cash provided by
                  (used in) operating activities         228,804       113,241
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (37,505)      (49,648)
     Intangible Assets                                  (121,509)       (6,952)
                                                      ----------    ----------
         Net cash used in investing activities          (159,014)      (56,600)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line-of-credit                    110,000        44,000
     Net payments on capital lease (Note 12)              (9,697)      (13,128)
     Net payments on long term debt                     (260,062)      (55,986)
                                                      ----------    ----------
         Net cash used by
              financing activities                      (159,759)      (25,114)
                                                      ----------    ----------

NET INCREASE(DECREASE) IN CASH                           (89,969)       31,527
CASH BEGINNING OF PERIOD                                 119,117       (16,044)
                                                      ----------    ----------

CASH END OF THE PERIOD                                $   29,148    $   15,483
                                                      ==========    ==========


                       See notes to financial statements

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On November 18, 1994 the Company entered into an amended revolving line of credit agreement for $2,200,000 collateralized by the sum of 80% of qualifying accounts receivable plus 45% of inventories. Borrowings based on eligible inventories have a fluctuating maximum allowable balance up to $800,000. Qualifying accounts receivable and inventory used as a basis for the September 30, 1995 borrowing totaled $1,929,000. Unused available credit at September 30, 1995 was $534,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 2.25% (two and one-quarter percent). At September 30, 1995 the BNCR was 8.75%. The interest expense on short-term bank borrowings for 1995 and 1994 amounted to $83,961 and $62,220, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets.

On May 20, 1994 the Company entered into agreements with Meridian Bank to restructure then existing financing agreements. That amended line of credit had a maximum principal amount of $1,600,000, replacing the former $2,000,000. The rate of interest on this line was calculated at the BNCR plus 2.5%. Simultaneously, the Company negotiated a three year term loan of $400,000 at the same interest rate, of which principal of $11,111 and accrued interest will be paid in 36 monthly installments commencing September 1, 1994 and due in full May 1, 1997.

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

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3   LONG-TERM DEBT, (continued)

Additional monthly principal payments are required if the outstanding principal on the loan exceeds 50% of the Herwig inventory value, including replacement inventory purchased in the ordinary course of business. The prime rate was 8.75% at September 30, 1995.

On May 20, 1994 the Company negotiated a three year term loan of $400,000 with Meridian Bank as described in Note 2 above as part of a general restructuring of existing financing agreements.

The contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three fixed $100,000 annual payments plus interest and royalties based upon future sales to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The gross payments and associated liability under the new agreement are substantially the same as those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did however change the aggregate prospective maturities.

NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, Misdom-Frank, Herwig, and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

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

                               SKLAR CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over twenty years, and catalog development costs are being amortized over at various schedules ranging from 1 1/2 - 5 years for the six month period ended September 30, 1995. For the six month period ended September 30, 1994 goodwill and catalog development costs were amortized over forty years and 1 1/2 - 7 years, respectively.

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

NOTE 9   STOCKHOLDERS' EQUITY

As of September 30, 1995, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on September 30 of each year commencing September 30, 1985. No dividends have been declared in the years 1988 through 1995.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $166,510 in the six months ended September 30, 1995, and $92,165 in the six months ended September 30, 1994.

Income taxes paid amounted to $10,629 in the six months ended September 30, 1995, and $25,616 in the six months ended September 30, 1994.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the Six Month Periods ended September 30

                                 1995                                  1994
                                 ----                                  ----

Net Sales                       100.0%                                100.0%
Cost of Sales                    56.1                                  46.9
Gross Profit                     43.9                                  53.1
Selling, General and
  Admin. Expenses                39.5                                  48.2
Income (Loss) Before
  Interest & Taxes                4.4                                   4.9
Interest Expense                  3.5                                   3.8
Income Before
  Income Taxes                    0.9                                   1.1
Net Income                        0.7                                   0.9


SALES

For the six month period ended September 30, 1995 compared to the six month period ended September 30, 1994, sales were up $1,840,971 or 67.9%. This increase reflects the impact of the marketing agreement entered into with the Company's major customer and the success of the Company's approach to building sales through an emphasis on marketing, advertising and product pricing. Sales volume has increased in the Company's surgical, and orthodontic and dental products; surgical instruments account for 96.1% of the total sales increase. Orthodontic and dental products have experienced an 8.4% sales increase for the period.

COST OF SALES

Cost of sales as a percentage of sales increased 9.2% for the six month period ended September 30, 1995 compared to the six month period ended September 30, 1994. This increase reflects the higher cost of products as a result of a weakened US dollar impacting the cost of products purchased in foreign currency. The diminishing profit margin as a percent of sales is also due to increasing competitiveness in the health care industry. Management expects the Company to continue to show a lower profit margin as a percent of sales in future periods.

                               SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six month period ended September 30, 1995 have increased $491,020 or 37.5% from the six month period ended September 30, 1994. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. The increased sales volume has also required certain of these increases. Management expects to continue this level of expenditure in future periods.

As a percent of Net Sales, Selling, General and Administrative expenses for the six month period ended September 30, 1995 are 8.7% lower than for the six month period ended September 30, 1994. This lower overall percentage relationship should be maintained if sales remain at their present levels.

INTEREST

Interest costs increased $57,962 or 55.9% for the six month period ended September 30, 1995 compared to the six month period ended September 30, 1994 due to increased borrowing levels. Borrowing increased primarily as a result of the financing necessary to purchase the inventory of the Herwig Division of General Medical Corporation and finance the resulting business impact from the increased sales volume the Company is experiencing.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carryforwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $2,200,000 revolving line of credit with Meridian Bank is considered adequate to meet the financing requirements of the Company in the foreseeable future.


                          PART II - OTHER INFORMATION


ITEM 1   LEGAL MATTERS

 (A) The Company has filed suit against the former principal of DCA for violating terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. This suit will seek the return of all moneys paid to the former principal to date. This case is currently in the pleading and discovery stage, therefore, no assessment of the outcome of the case has been made by legal counsel.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on September 30, 1988 through 1995.







     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SKLAR CORPORATION








DON TAYLOR
PRESIDENT

November 13, 1995