Form 10-Q/A
period 1994-12-31
SKLAR CORP
filed 1996-02-02
CIK 64500

FORM 10-QA-2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____________________ to _____________________

Commission file number              1-6107


                 SKLAR CORPORATION (formerly MEDCO GROUP, INC.)
             (Exact name of registrant as specified in its charter)


              Pennsylvania                            44-0625447
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                        Number)

889 S. Matlack Street, West Chester, Pennsylvania          19382
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (610) 430-3200


     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes __X__     No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at January 31, 1995
(Common stock, $0.10 par value)                        1,237,711

                                SKLAR CORPORATION


                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 1994 and March 31, 1994 .......................3

         Statement of Income -
                  three months and nine months ended
                  December 31, 1994 and 1993 .................................4

         Statement of Cash Flows -
                  three months and nine months ended
                  December 31, 1994 and 1993 .................................5

         Notes to condensed financial statements .........................6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................9 - 10


Part II   Other Information

         Item 1   Legal Proceedings .........................................11

         Item 3   Defaults Upon Senior Securities ...........................11

         Item 5   Other Information .........................................11

         Item 6   Exhibits ..................................................11

                                SKLAR CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                        12/31/94           3/31/94
CURRENT ASSETS:
     Cash                                                   $         0       $    13,733
     Accounts Receivable                                      1,153,849         1,053,319
     Inventories (Note 5)                                     2,917,914         1,896,546
     Prepaid Expenses                                            49,057            54,679
                                                            -----------       -----------
TOTAL CURRENT ASSETS                                          4,120,820         3,018,277

EQUIPMENT AND IMPROVEMENTS (Note 6)                             414,046           291,162
GOODWILL (Note 7)                                               948,119           970,457
OTHER ASSETS                                                    569,751           646,124
                                                            -----------       -----------
TOTAL ASSETS                                                $ 6,052,736       $ 4,926,020
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                         $    52,559       $    29,777
     Short-term Bank Borrowings (Note 2)                      1,390,000         1,646,000
     Current Portion-Long-Term Debt                             377,626            24,293
     Current Portion-Capital Lease Obligation                    22,645            15,996
     Trade Accounts Payable                                   1,442,784         1,113,182
     Accrued Expenses                                            89,933            91,913
     Accrued Income Taxes                                         1,041            39,000
                                                            -----------       -----------
TOTAL CURRENT LIABILITIES                                     3,376,588         2,960,161

     Long-Term Debt (Note 3)                                    815,115           163,984
     Long-Term Capital Lease Obligation                          16,951                 0
                                                            -----------       -----------
TOTAL LIABILITIES                                             4,208,654         3,124,145
                                                            -----------       -----------

CONTINGENCIES                                                         0                 0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                         248               248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                            0                 0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                           123,771           123,771
     Additional Paid-in Capital                               2,106,482         2,106,482
     Deficit                                                   (386,419)         (428,626)
                                                            -----------       -----------
                                                              1,844,082         1,801,875
                                                            -----------       -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                    $ 6,052,736       $ 4,926,020
                                                            ===========       ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                   AND DEFICIT
                                   (Unaudited)

                                                  Three Months Ended                   Nine Months Ended
                                             12/31/94          12/31/93           12/31/94          12/31/93
Revenues:
   Net Sales (Note 10)                      $ 1,772,951       $ 1,486,134       $ 4,485,386       $ 4,301,871
   Other                                              0                 0                 0                 0
                                            -----------       -----------       -----------       -----------

                                              1,772,951         1,486,134         4,485,386         4,301,871

Cost and Expenses:
   Cost of Goods Sold                           895,097           782,050         2,166,243         2,177,166
   Selling, General and Administrative          791,307           617,614         2,098,972         1,892,152
   Interest                                      62,630            56,003           166,264           164,509
                                            -----------       -----------       -----------       -----------

                                              1,749,034         1,455,667         4,431,479         4,233,827
                                            -----------       -----------       -----------       -----------

Income before taxes                              23,917            30,467            53,907            68,044

Provision for Income Taxes
   Currently Payable (Note 8):
       State                                     (5,700)           (8,000)          (11,700)          (20,000)
                                            -----------       -----------       -----------       -----------

Net Income                                       18,217            22,467            42,207            48,044


Deficit beginning of period                    (404,636)         (494,169)         (428,626)         (519,746)
                                            -----------       -----------       -----------       -----------

Deficit end of period                       $  (386,419)      $  (471,702)      $  (386,419)      $  (471,702)
                                            ===========       ===========       ===========       ===========

Per Share Data:
Weighted Average Common Shares
  Outstanding                                 1,237,711         1,237,711         1,237,711         1,237,711
                                            -----------       -----------       -----------       -----------

Loss Per Share (Note 11)                    $     (0.05)      $     (0.05)      $     (0.15)      $     (0.15)
                                            ===========       ===========       ===========       ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                          12/31/94           12/31/93         12/31/94           12/31/93
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $    18,217       $    22,467       $    42,207       $    48,044
                                                         -----------       -----------       -----------       -----------
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Depreciation and amortization                        72,206            63,081           212,126           189,239
           Provision for losses on
             accounts receivable                               6,848             6,000            18,000            18,000

     Change in operating assets and liabilities:
         (Increase)Decrease in accounts receivable          (192,229)           28,526          (100,530)           33,251
         (Increase)Decrease in inventory                    (945,705)           63,552        (1,021,368)           32,785
         (Increase)Decrease in prepaid expenses               14,274            (4,999)            5,622            (4,550)
         Increase(Decrease) in accounts payable              308,986           (88,498)          329,602            68,346
         Increase(Decrease) in accrued expenses               52,788            16,208            (1,980)          (81,813)
         Increase(Decrease) in income taxes payable           (2,906)           (4,000)          (37,959)           18,936
                                                         -----------       -----------       -----------       -----------

         Total Adjustments                                  (685,738)           79,870          (596,487)          274,194
                                                         -----------       -----------       -----------       -----------
           Net cash provided by(used in)
             operating activities                           (667,521)          102,337          (554,280)          322,238
                                                         -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (124,626)          (10,843)         (174,274)          (54,547)
     Principal payments received on
         note receivable                                      60,000                 0            60,000            41,039
     Intangible Assets                                       (55,090)          (39,268)          (62,042)         (135,476)
                                                         -----------       -----------       -----------       -----------
         Net cash used in investing activities              (119,716)          (50,111)         (176,316)         (148,984)
                                                         -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings(payments)
         on line-of-credit agreement                         100,000           (25,000)          144,000          (175,000)
     Net borrowings(payments)
         on capital lease (Note 12)                             (579)           (7,406)          (13,707)          (22,256)
     Net borrowings(payments) of long term debt              619,774            (4,979)          563,788           (14,925)
                                                         -----------       -----------       -----------       -----------
         Net cash provided by (used in)
            financing activities                             719,195           (37,385)          694,081          (212,181)
                                                         -----------       -----------       -----------       -----------

NET INCREASE(DECREASE) IN CASH                               (68,042)           14,841           (36,515)          (38,927)
CASH BEGINNING OF PERIOD                                      15,483           (33,633)          (16,044)           20,135
                                                         -----------       -----------       -----------       -----------

CASH END OF THE PERIOD                                   $   (52,559)      $   (18,792)      $   (52,559)      $   (18,792)
                                                         ===========       ===========       ===========       ===========



                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1994 and the results of operations and statement of cash flows for the period then ended, as presented.

NOTE 2   SHORT-TERM BANK BORROWINGS

On November 10, 1994 the Company entered into agreements with Meridian Bank to restructure the existing financing agreements concurrent with the acquisition of the Herwig division of General Medical Corporation. The amended line of credit has a maximum principal amount of $2,200,000, replacing the former $1,600,000. The rate of interest on the new line is calculated at the Bank's National Commercial Rate plus 2.25%. The acquisition of Herwig's inventory was financed by a $700,000 loan which has a 20-month term with an interest rate of Prime plus 2.25%. Previously, on May 20, 1994 the Company negotiated a three year term loan of $400,000 at Prime plus 2.5%, of which principal of $11,111 and accrued interest will be paid in 36 monthly installments commencing June 1, 1994 and due in full May 1, 1997.

These loans are secured by the Accounts Receivable and Inventory of the Company. Total borrowings under the line of credit may not exceed the lesser of $2,200,000 or the Borrowing Base, which is the sum of 80% of qualified Accounts Receivable plus 45% of qualified Inventory not to exceed $800,000. Additionally, the Inventory Component may never exceed 60% of the Borrowing Base. The new agreement also facilitates a $100,000 letter of credit which is a subline of the line of credit facility.

NOTE 3   LONG-TERM DEBT

The Company negotiated a three year term loan of $400,000 on May 20, 1994 and a 20-month $700,000 loan on November 10, 1994 to finance the acquisition of Herwig's inventory with Meridian Bank. These loans were part of a general restructuring of existing financing agreements as described in Note 2 above.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over forty years, and catalog development costs are being amortized at various schedules ranging from 1 1/2 - 7 years.

NOTE 8   INCOME TAXES

Federal Income taxes are credited to Goodwill until prior year's loss carryforwards expire. Income taxes are computed on the effective tax rate of 33%. Federal income taxes will be offset by net operating loss carryforwards and goodwill will be reduced accordingly to reflect the utilization of the loss carryforwards. No carryforwards exist for state income tax purposes.

NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1994 of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1994.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10   SALES

A sale is recorded when title to the product passes to the customer.

NOTE 11   NET LOSS PER SHARE

Net loss per share is computed by dividing the net income(loss) by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend. No effect has been given to Common Stock equivalent shares as such would be anti-dilutive.

NOTE 12   CASH FLOW INFORMATION

For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company restructured its borrowings with Meridian Bank on November 10, 1994 by refinancing the $1,600,000 credit line with a new line of $2,200,000 and a $700,000 20-month term loan to acquire the Herwig inventory. The Company also has a three year $400,000 term loan with Meridian from May 20, 1994. In December 1994 a lease obligation of $48,638 with a two year payout was incurred to finance new computer equipment replacing an April 1992 lease which will expire at the end of this fiscal year.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $137,448 in the nine months ended December 31, 1994, and $152,970 in the nine months ended December 31, 1993.

Income taxes paid amounted to $32,939 in the nine months ended December 31, 1994, and $14,408 in the nine months ended December 31, 1993.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the Quarter ended December 31

                                                      1994                1993
Net Sales                                            100.0%              100.0%
Cost of Sales                                         48.3                52.6
Gross Profit                                          51.7                47.4
Selling, General and
  Admin. Expenses                                     46.8                41.6
Income (Loss) Before
  Interest & Taxes                                     4.9                 5.8
Interest Expenses                                      3.7                 3.8
Income Before
  Income Taxes                                         1.2                 2.0
Net Income                                             1.0                 1.5


SALES

For the three months ended December 31, 1994 compared to the three months ended December 31, 1993, sales increased by $286,817. This increase reflects the additional sales generated by the acquisition of the inventory of the Herwig division of General Medical and resulting agreement to sell said product to General Medical branches.

COST OF SALES

Cost of sales decreased by approximately 4% compared to the three months ended December 31, 1993.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses have increased approximately 5% from the three months ended December 31, 1993. The increase in these expenditures was largely the result of transitional expense associated with the acquisition of Herwig inventory from General Medical.

INCOME TAXES

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes that the net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger have transferred to Medco Group Incorporated. Such loss carry-forwards of approximately $6,518,000 which expire in 1994 ($2,668,000), 1995 ($1,596,000), 1997 ($244,000), 1998
($974,000), 1999 ($50,000), 2000 ($14,000), 2001 ($461,000) and 2002 ($511,000),
are available as deductions from taxable income of future years. For financial statement purposes, the net operating loss carry-forwards will be used to reduce goodwill as the benefit is realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $2,200,000 revolving line of credit and term loans of $400,000 and $700,000 with Meridian Bank are considered adequate to meet the financing requirements of the Company both now and in the foreseeable future. Currently the Company uses $1,390,000 of the credit line.

OTHER MATTERS

On November 10, 1994, and amended on November 18, 1994, the Company entered into an agreement with General Medical Manufacturing, a wholly-owned subsidiary of General Medical Corporation of Richmond, VA to purchase the surgical instruments inventory of its Herwig division. As part of the transaction General Medical and Sklar entered into a non-exclusive distribution agreement for general surgical instruments under the Sklar and Herwig brand names. The Company purchased only Herwig's inventory and the transaction was financed by Meridian Bank through a restructuring of the Company's existing line of credit and a new term loan. The revolving line of credit has been raised from $1,600,000 to $2,200,000 with an interest rate equal to the bank's national commercial rate (BNCR) plus 2.25%. The $700,000 loan has a 20-month term with an interest rate of BNCR plus 2.25%.

                                SKLAR CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1   LEGAL MATTERS

(A) In 1986 the former  president  of Medco  contracted  with a business  broker
(ROI) to acquire another business. One hundred thousand (100,000) shares of Medco stock were issued for the services which were to be performed. A dispute arose and ROI claims they are entitled to dollars instead of stock.

(B) In June of 1991 the Company was notified that a four-count complaint had been filed against the Company by an individual who alleges that a piece of trachea tube broke off while in the plaintiff in May of 1990. Each cause of action was made in the amount of one million dollars. The Company referred the matter to its insurance company and contacted the manufacturer of the trachea tube.

(C) The Company has filed suit against the former principal of DCA for violating terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. This suit will seek the return of all moneys paid to the former principal to date. This case is currently in the pleading and discovery stage, therefore, no assessment of the outcome of the case has been made by legal counsel.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on June 30, 1988 through 1994.

ITEM 5   OTHER INFORMATION

On July 29, 1993, the Company entered into a marketing agreement with a gynecological firm by the name of Simpson/Bayse whereby the Company would be the exclusive representative of Simpson/Bayse in certain markets. The Company has taken possession of certain inventory and other assets which it has committed to acquire subject to future minimum sales that have a cost in the amount of $60,000.00 with respect to the inventory.

At the annual meeting held on February 27, 1992, it was approved by shareholder vote to change the name of the corporation from Medco Group Incorporated to Sklar Corporation. The Company applied for and was granted on May 26, 1993, the approval of the Pennsylvania Department of State in compliance with the requirements as set forth in 15 PA C.S. ss 1915 Articles of Amendment. The
Company filed a form 8-K dated December 13, 1993 to notify the Securities and Exchange Commission of the name change.

ITEM 6  EXHIBITS

10(ii)(B&C) Agreement to Purchase Assets of the Herwig Division of General Medical Corporation and for a continuing marketing relationship. Confidential treatment has been requested for portions of this agreement.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SKLAR CORPORATION




DON TAYLOR
PRESIDENT








January 31, 1996