Form 10QSB
period 1995-12-31
SKLAR CORP
filed 1996-02-07
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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

     Check whether the issuer (l) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.           Yes __X__       No _____

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

              Class                           Outstanding at January 11, 1995
   (Common stock, $0.10 par value)                       1,237,711

Transitional Small Business Disclosure Format (Check one): Yes ____  No __X__

                                SKLAR CORPORATION


                                      INDEX



                                                                        Page No.

Part I    Financial Information

          Balance Sheet -  December 31, 1995 .................................3

          Statement of Income -
               nine months ended December 31, 1995 and 1994 ..................4

          Statement of Cash Flows -
               nine months ended December 31, 1995 and 1994 ..................5

          Notes to condensed financial statements ........................6 - 9

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations .....................10 - 11


Part II   Other Information

          Item 1    Legal Proceedings .......................................11

          Item 3    Defaults Upon Senior Securities .........................11

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                12/31/95
CURRENT ASSETS:
     Cash                                                           $    14,486
     Accounts Receivable                                              1,460,093
     Inventories (Note 5)                                             2,819,925
     Prepaid Expenses                                                    33,676
                                                                    -----------
TOTAL CURRENT ASSETS                                                  4,328,180

EQUIPMENT AND IMPROVEMENTS (Note 6)                                     444,625
GOODWILL (Note 7)                                                       865,756
OTHER ASSETS                                                            349,472
                                                                    -----------
TOTAL ASSETS                                                        $ 5,988,033
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                                 $         0
     Short-term Bank Borrowings (Note 2)                              1,419,000
     Current Portion-Long-Term Debt                                     287,773
     Current Portion-Capital Lease Obligation                            19,854
     Trade Accounts Payable                                           1,550,365
     Accrued Expenses                                                   131,596
     Accrued Income Taxes                                                 2,985
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             3,411,573

     Long-term Debt (Note 3)                                            523,422
     Long-term Capital Lease Obligation                                       0
     Other Liabilities                                                  122,549
                                                                    -----------
TOTAL LIABILITIES                                                     4,057,544
                                                                    -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                                 248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                                    0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                                   123,771
     Additional Paid-in Capital                                       2,106,482
     Deficit                                                           (300,012)
                                                                    -----------
                                                                      1,930,489
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                            $ 5,988,033
                                                                    ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                   AND DEFICIT
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                   12/31/95              12/31/94
Revenues:
   Net Sales (Note 10)                           $ 7,074,783           $ 4,485,386


Cost and Expenses:
  Cost of Goods Sold                               3,779,634             2,166,243
  Selling, General and Administrative              3,008,564             2,098,972
  Interest                                           233,680               166,264
                                                 -----------           -----------

                                                   7,021,878             4,431,479
                                                 -----------           -----------

Income before taxes                                   52,905                53,907



Provisions for Income Taxes
  Currently Payable (Note 8)                          10,000                11,700
                                                 -----------           -----------

Net Income                                            42,905                42,207
                                                 -----------           -----------

Preferred Dividend Requirement (Note 9)              232,734               232,734
                                                 -----------           -----------

Loss Applicable to Common Shares                 $  (189,829)          $  (190,527)
                                                 -----------           -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                      1,237,711             1,237,711
                                                 -----------           -----------

Loss Per Share (Note 11)                         $     (0.15)          $     (0.15)
                                                 ===========           ===========




                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                               12/31/95              12/31/94
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $    42,905           $    42,207
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                           521,766               212,126
         Provision for losses on
             accounts receivable                                  18,000                18,000

     Change in operating assets and liabilities:
         (Increase) in accounts receivable                      (305,795)             (100,530)
         (Increase) decrease in inventory                        190,858            (1,021,368)
         (Increase) decrease in prepaid expense                   (5,386)                5,622
         Increase (decrease) in accounts payable                (173,163)              329,602
         Increase (decrease) in accrued expenses                  35,482                (1,980)
         (Decrease) in income taxes payable                       (4,656)              (37,959)
                                                             -----------           -----------

              Total Adjustments                                  277,106              (596,487)
                                                             -----------           -----------
         Net cash provided by(used in)
              operating activities                               320,011              (554,280)
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (116,534)             (174,274)
     Principal payments received on note receivable                    0                60,000
     Intangible Assets                                          (135,974)              (62,042)
                                                             -----------           -----------
         Net cash used in investing activities                  (252,508)             (176,316)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line-of-credit                            134,000               144,000
     Net payments on capital lease (Note 12)                     (14,456)              (13,707)
     Net borrowings(payments) on long term debt                 (291,678)              563,788
                                                             -----------           -----------
         Net cash provided by(used in)
              financing activities                              (172,134)              694,081
                                                             -----------           -----------

NET (DECREASE) IN CASH                                          (104,631)              (36,515)
CASH BEGINNING OF PERIOD                                         119,117               (16,044)
                                                             -----------           -----------

CASH END OF THE PERIOD                                       $    14,486           $   (52,559)
                                                             ===========           ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On November 18, 1994 the Company entered into an amended revolving line of credit agreement for $2,200,000 collateralized by the sum of 80% of qualifying accounts receivable plus 45% of inventories. Borrowings based on eligible inventories have a fluctuating maximum allowable balance up to $800,000. Qualifying accounts receivable and inventory used as a basis for the December 31, 1995 borrowing totaled $1,852,000. Unused available credit at December 31, 1995 was $433,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 2.25% (two and one-quarter percent). At December 31, 1995 the BNCR was 8.50%. The interest expense on short-term bank borrowings for 1995 and 1994 amounted to $123,770 and $90,531, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3   LONG-TERM DEBT, (continued)

Additional monthly principal payments are required if the outstanding principal on the loan exceeds 50% of the Herwig inventory value, including replacement inventory purchased in the ordinary course of business. The prime rate was 8.50% at December 31, 1995.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over twenty years, and catalog development costs are being amortized over at various schedules ranging from 1 1/2 - 5 years for the nine month period ended December 31, 1995. For the nine month period ended December 31, 1994 goodwill and catalog development costs were amortized over forty years and 1 1/2 - 7 years, respectively.

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

NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1995, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in any years through 1995.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $234,540 in the nine months ended December 31, 1995, and $137,448 in the nine months ended December 31, 1994.

Income taxes paid amounted to $14,479 in the nine months ended December 31, 1995, and $32,939 in the nine months ended December 31, 1994.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the Quarter ended December 31

                                1995             1994

Net Sales                       100.0%          100.0%
Cost of Sales                    53.4            50.5
Gross Profit                     46.6            49.5
Selling, General and
  Admin. Expenses                42.5            44.6
Income (Loss) Before
  Interest & Taxes                4.1             4.9
Interest Expense                  3.3             3.5
Income Before
  Income Taxes                    0.7             1.3
Net Income                        0.6             1.2


SALES

For the nine month period ended December 31, 1995 compared to the nine month period ended December 31, 1994, sales were up $2,589,397 or 57.7%. This increase reflects the impact of the marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales increased 2.9% for the nine month period December 31, 1995 compared to the nine month period ended December 31, 1994. This increase reflects the higher cost of products as a result of a weakened US dollar on foreign exchange rates and a diminishing profit margin as a percent of sales due to increasing competitiveness in the health care industry. Management expects the business to continue to show a lower profit margin as a percent of sales in future periods.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine month period ended December 31, 1995 have increased $909,592 or 43.3% from the nine month period ended December 31, 1994. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Increased amortization rates for goodwill and catalogs has also contributed to this higher amount. The increased sales volume has also required certain of these increases. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $67,416 or 40.5% for the nine month period ended December 31, 1995 compared to the nine month period ended December 31, 1994 due to increased borrowing levels. Borrowing increased primarily as a result of the financing necessary to purchase the inventory of the Herwig Division of General Medical Corporation and finance the resulting increased sales volume.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carryforwards. Income tax expense represents state income tax.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock in any year through 1995.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SKLAR CORPORATION








DON TAYLOR
PRESIDENT

January 30, 1996