Form 10QSB
period 1996-06-30
SKLAR CORP
filed 1996-08-14
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

     Check whether the issuer (l) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.            Yes   ___X___           No  _______

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

           Class                                 Outstanding at August 13, 1996
(Common stock, $0.10 par value)                              1,237,711

Transitional Small Business Disclosure Format (Check one): Yes ____  No __X__

                                SKLAR CORPORATION

                                      INDEX

                                                                      Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1996 ------------------------------------------- 3

         Statement of Income -
                  three months ended June 30, 1996 and 1995 --------------- 4
         Statement of Cash Flows -
                  three months ended June 30, 1996 and 1995 --------------- 5

         Notes to condensed financial statements -----------------------  6-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ----------------- 10-11

Part II   Other Information

          Item 1 Legal Proceedings --------------------------------------- 11

          Item 3 Defaults Upon Senior Securities ------------------------- 11

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                        6/30/95
CURRENT ASSETS:
     Accounts Receivable                                   $ 1,917,478
     Inventories (Note 5)                                    4,258,166
     Prepaid Expenses                                           37,676
                                                           -----------
TOTAL CURRENT ASSETS                                         6,213,320

EQUIPMENT AND IMPROVEMENTS (Note 6)                            429,294
GOODWILL (Note 7)                                            2,125,529
OTHER ASSETS                                                   311,942
                                                           -----------
TOTAL ASSETS                                               $ 9,080,086
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                        $    71,521
     Short-term Bank Borrowings (Note 2)                     2,776,044
     Current Portion-Long-Term Debt                            257,616
     Current Portion-Capital Lease Obligation                    9,341
     Trade Accounts Payable                                  2,688,791
     Accrued Expenses                                          200,981
     Accrued Income Taxes                                        7,691
                                                           -----------
TOTAL CURRENT LIABILITIES                                    6,011,985

     Long-term Debt (Note 3)                                   869,244
     Other Liabilities                                         138,487
                                                           -----------
TOTAL LIABILITIES                                            7,019,715
                                                           -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                        248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                           0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                          123,771
     Additional Paid-in Capital                              2,106,482
     Deficit                                                  (170,130)
                                                           -----------
                                                             2,060,371
                                                           -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $ 9,080,086
                                                           ===========

                        See notes to financial statements

                               SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                   AND DEFICIT
                                   (Unaudited)

                                             For the Three Months Ended
                                              6/30/96          6/30/95

Revenues:
   Net Sales (Note 10)                      $ 3,066,529      $ 2,136,292

Cost and Expenses:
  Cost of Goods Sold                          1,719,038        1,162,951
  Selling, General and Administrative         1,208,525          880,013
  Interest                                       78,884           84,326
                                            -----------      -----------

                                              3,006,447        2,127,290
                                            -----------      -----------

Income before taxes                              60,083            9,002

Provisions for Income Taxes
  Currently Payable (Note 8)                      9,000            3,850
                                            -----------      -----------

Net Income                                       51,083            5,152
                                            -----------      -----------

Preferred Dividend Requirement (Note 9)          77,578           77,578
                                            -----------      -----------

Loss Applicable to Common Shares            $   (26,495)     $   (72,426)
                                            -----------      -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                 1,237,711        1,237,711
                                            -----------      -----------

Loss Per Share (Note 11)                    $     (0.02)     $     (0.06)
                                            ===========      ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                           For the Three Months Ended
                                                            6/30/96          6/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $    51,083      $     5,152
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                       123,677           99,551
         Provision for losses on
             accounts receivable                               6,000            6,000

     Change in operating assets and liabilities:
         Increase in accounts receivable                    (513,459)        (161,031)
         Decrease in inventory                               581,169           97,578
         Increase in prepaid expense                         (15,041)          (5,620)
         Increase (decrease) in accounts payable              93,122         (162,667)
         Increase in accrued expenses                         96,080           42,707
         Increase (decrease) in income taxes payable           4,706           (4,656)
                                                         -----------      -----------

              Total Adjustments                              376,253          (88,138)
                                                         -----------      -----------
         Net cash provided by
                  (used in) operating activities             427,336          (82,986)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (12,677)         (19,790)
     Acquisition of inventory                             (1,999,347)
     Intangible Assets                                    (1,363,686)         (74,021)
                                                         -----------      -----------
         Net cash used in investing activities            (3,375,711)         (93,811)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line-of-credit                        181,044          210,000
     Borrowing on credit line for acquisition              1,700,000
     Seller notes for acquisition                            706,405
     Liabilities assumed in acquisition                      900,386
     Net payments on capital lease (Note 12)                  (5,348)          (4,651)
     Net payments on long term debt                         (734,502)        (150,202)
                                                         -----------      -----------
         Net cash provided by
              financing activities                         2,747,985           55,147
                                                         -----------      -----------

NET DECREASE IN CASH                                        (200,390)        (121,650)
CASH BEGINNING OF PERIOD                                     128,869          119,117
                                                         -----------      -----------

CASH OVERDRAFT END OF THE PERIOD                         $   (71,521)     $    (2,533)
                                                         ===========      ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000 collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the June 30, 1996 borrowing totaled $3,314,000. Unused available credit at June 30, 1996 was $511,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At June 30, 1996 the BNCR was 8.25%. The interest expense on short-term bank borrowings for 1996 and 1995 amounted to $55,645 and $41,890, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

The loan agreement requires certain covenants to be meet by the Company. At June 30, 1996 the Company was in compliance with these covenants.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3   LONG-TERM DEBT, (continued)

Additional monthly principal payments are required if the outstanding principal on the loan exceeds 50% of the Herwig inventory value, including replacement inventory purchased in the ordinary course of business. The prime rate was 8.25% at June 30, 1996.

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

     Effective May 31, 1996 the Company acquired certain assets and assumed certain liabilities of Surgical Medical specialists, Inc. (SMS) valued at $3,306,791. The purchase price is allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase is financed by $1,700,000 drawn against the Company's amended credit line agreement with Meridian Bank, $900,386 assumption of SMS liabilities and $706,405 of notes payable to the Seller.

     The amended line of credit agreement with Meridian Bank establishes a new line of credit amount at $3,750,000 which is available to the Company to the extent collateral is available to support a borrowing amount. Collateral is comprised of 80% of qualifying accounts receivable and 50% of inventory. Accounts receivable must support at least 50% of the outstanding line of credit after December 1, 1996. In addition the Company must meet certain working capital, net worth and tangible net worth requirements at various times during the term of the line of credit agreement which expires at June 30, 1997. The $400,000 and $500,000 term loans payable to the Bank have been paid off by the line of credit. The interest rate on the line of credit is BNCR plus 1.25%. The Company is also required to provide for interest rate protection and will consider entering into forward purchase contracts for some of its Deutsche Mark obligations.

     The liabilities assumed in this transaction are payable to vendors with whom there either is an already existing relationship or where there is expected to be a continuing relationship of that already established by SMS. These liabilities are payable under various trade term arrangements which do not bear interest.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, (continued)

     The notes payable to the seller of $706,405 bearing interest at 9% are payable in a lump sum amount of $200,000 on December 1, 1996 and then in eighteen equal installments of $33,333 commencing June 1, 1997.

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over twenty years, and catalog development costs are being amortized at various schedules ranging from 1 1/2 - 5 years for the three month period ended June 30, 1996 and 1995, except that catalog development costs incurred after March 31, 1995 are expensed as incurred.

NOTE 8   INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carryforwards and goodwill is reduced accordingly to reflect the utilization of the loss carryforwards. No tax loss carryforwards exist to offset state income tax payable.

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $2,254,000, which expire in 1997 ($244,000), 1998 ($974,000), 1999 ($50,000), 2000 ($14,000), 2001
($461,000), and 2002 ($511,000), are available as deductions from federal taxable income of future years.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9   STOCKHOLDERS' EQUITY

As of June 30, 1996, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $59,298 in the three months ended June 30, 1996, and $86,397 in the three months ended June 30, 1995.

Income taxes paid amounted to $11,006 in the three months ended June 30, 1996, and $6,779 in the three months ended June 30, 1995.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the Quarter ended June 30

                            1996       1995
Net Sales                  100.0%     100.0%
Cost of Sales               56.1       54.4
Gross Profit                43.9       45.6
Selling, General and
  Admin. Expenses           39.4       41.2
Income Before
  Interest & Taxes           4.5        4.4
Interest Expense             2.6        4.0
Income Before
  Income Taxes               1.9        0.4
Net Income                   1.7        0.2

SALES

For the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995, sales were up $930,237 or 43.5%. This increase reflects the additional business attained as a result of the purchase agreement with SMS, the impact of the 1994 marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales increased 1.7% for the three month period June 30, 1996 compared to the three month period ended June 30, 1995. This increase reflects the higher cost of products as a result of increasing competitiveness in the health care industry. Management expects the business to continue to show a lower profit margin as a percent of sales in future periods.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1996 have increased $328,512 or 37.3% from the three month period ended June 30, 1995. The increase in these expenditures is a result of the general increase in the Company required by the additional sales volume and the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs decreased $ 5,442 or 6.5% for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 due to decreased average borrowing levels and the decline in the interest rate. Borrowing increased primarily as a result of the financing necessary to purchase the inventory of the Herwig Division of General Medical Corporation and finance the resulting increased sales volume.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carryforwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $3,750,000 revolving line of credit with Meridian Bank is considered adequate to meet the financing requirements of the Company in the foreseeable future.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on June 30, 1988 through 1996.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


SKLAR CORPORATION



/s/ DON TAYLOR
DON TAYLOR
PRESIDENT

August 14, 1996