Form 10QSB
period 1996-09-30
SKLAR CORP
filed 1996-11-14
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six month period ended      September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

          Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding November 13, 1996
(Common stock, $0.10 par value)                            1,237,711

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                SKLAR CORPORATION

                                      INDEX

                                                                      Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1996 ......................................3

         Statement of Income -
                  six months ended September 30, 1996 and 1995 ............4

         Statement of Cash Flows -
                  six months ended September 30, 1996 and 1995 ............5

         Notes to condensed financial statements ........................6-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................10-11

Part II   Other Information

         Item 1     Legal Proceedings ....................................11

         Item 3     Defaults Upon Senior Securities ......................11

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                       9/30/96
CURRENT ASSETS:
     Cash                                                $         0
     Accounts Receivable                                   2,724,729
     Inventories (Note 5)                                  3,554,745
     Prepaid Expenses                                         28,801
                                                         -----------
TOTAL CURRENT ASSETS                                       6,308,276

EQUIPMENT AND IMPROVEMENTS (Note 6)                          463,343
GOODWILL (Note 7)                                          2,086,155
OTHER ASSETS                                                 230,898
                                                         -----------
TOTAL ASSETS                                             $ 9,088,672
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                 $ 2,735,044
     Current Portion-Long-Term Debt                          292,236
     Current Portion-Capital Lease Obligation                  3,802
     Trade Accounts Payable                                1,906,788
     Accrued Expenses                                      1,138,335
     Accrued Income Taxes                                      7,691
                                                         -----------
TOTAL CURRENT LIABILITIES                                  6,083,897

     Long-term Debt (Note 3)                                 795,811
     Other Liabilities                                       138,080
                                                         -----------
TOTAL LIABILITIES                                          7,017,788
                                                         -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                      248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                         0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                        123,771
     Additional Paid-in Capital                            2,106,482
     Deficit                                                (159,617)
                                                         -----------
                                                           2,070,884
                                                         -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $ 9,088,672
                                                         ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                   AND DEFICIT
                                   (Unaudited)

                                            For the Six months Ended
                                             9/30/96        9/30/95
Revenues:
   Net Sales (Note 10)                    $ 6,962,099    $ 4,553,406


Cost and Expenses:
  Cost of Goods Sold                        3,885,183      2,553,087
  Selling, General and Administrative       2,814,350      1,798,685
  Interest                                    190,206        161,595
                                          -----------    -----------
                                            6,889,739      4,513,367
                                          -----------    -----------
Income before taxes                            72,360         40,039

Provisions for Income Taxes
  Currently Payable (Note 8)                   10,765          6,500
                                          -----------    -----------
Net Income                                     61,595         33,539
                                          -----------    -----------
Preferred Dividend Requirement (Note 9)       155,156        155,156
                                          -----------    -----------
Loss Applicable to Common Shares          $   (93,561)   $  (121,617)
                                          -----------    -----------
Per Share Data:

Weighted Average Common Shares
  Outstanding                               1,237,711      1,237,711
                                          -----------    -----------

Loss Per Share (Note 11)                  $     (0.08)   $     (0.10)
                                          ===========    ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                             For the Six Months Ended
                                                              9/30/96        9/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $    61,595    $    33,539
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                        292,492        228,158
         Provision for losses on
             accounts receivable                               11,036         11,573

     Change in operating assets and liabilities:
         Increase in accounts receivable                   (1,325,746)      (279,761)
         Decrease in inventory                              1,284,590        375,185
         Increase in prepaid expense                           (6,167)        (4,917)
         Increase (decrease) in accounts payable              211,505       (136,357)
         Increase in accrued expenses                         133,048          6,040
         Increase (decrease) in income taxes payable            4,706         (4,656)
                                                          -----------    -----------

              Total Adjustments                               605,464       (195,265)
                                                          -----------    -----------

              Net cash provided by operating activities       667,059        228,804
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (73,354)       (37,505)
     Acquisition of inventory                              (1,999,347)
     Intangible and Other Assets                           (1,385,452)      (121,509)
                                                          -----------    -----------
         Net cash used in investing activities             (3,458,153)      (159,014)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line-of-credit                         140,044        110,000
     Borrowing on credit line for acquisition               1,700,000
     Seller notes for acquisition                             706,405
     Liabilities assumed in acquisition                       900,386
     Net payments on capital lease (Note 12)                  (10,088)        (9,697)
     Net payments on long term debt                          (773,722)      (260,062)
                                                          -----------    -----------
         Net cash provided by
              financing activities                          2,662,225       (159,759)
                                                          -----------    -----------

NET DECREASE IN CASH                                         (128,869)        89,969
CASH BEGINNING OF PERIOD                                      128,869        119,117
                                                          -----------    -----------

CASH, END OF THE PERIOD                                   $         0    $    29,148
                                                          ===========    ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 MANAGEMENT'S REPRESENTATION

          In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the period then ended.

NOTE 2 SHORT-TERM BANK BORROWINGS

          On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000 collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 1996 borrowing totaled $3,580,000. Unused available credit at September 30, 1996 was $750,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

          Borrowings from this line bear interest at the Bank's National Commercial Rate (BNCR) plus 1.25% (one and one-quarter percent). At September 30, 1996 the BNCR was 8.25%. The interest expense on short-term bank borrowings for 1996 and 1995 amounted to $135,798 and $83,961, respectively.

          The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

          The loan agreement requires certain covenants to be met by the Company. At September 30, 1996 the Company was in compliance with these covenants.

NOTE 3 LONG-TERM DEBT

          On November 18, 1994, coincident with the purchase of inventory from the Herwig Division of the General Medical Corporation, the Company entered into an additional short term borrowing agreement with Meridian Bank which, on December 28, 1994, was converted to a 60 month borrowing arrangement. The long-term agreement with Meridian Bank, guaranteed by the United States Small Business Administration (SBA), provided for the Company to borrow $700,000 with interest at New York's Prime Rate plus 2.25% payable monthly. The prime rate was 8.25% at September 30, 1996. The principal is repayable in monthly amounts beginning in March 1995. The first three monthly principal payments were $50,000 and the remainder are $10,000 through December, 1999. This loan is secured by the Herwig inventory and all of the Company's other tangible and intangible assets.

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

NOTE 7 GOODWILL AND CATALOG DEVELOPMENT COSTS

          Goodwill is amortized over twenty years, and catalog development costs are being amortized at various schedules ranging from 1 1/2 - 5 years for the six month period ended September 30, 1996 and 1995, except that catalog development costs incurred after March 31, 1995 are expensed in the year incurred.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 STOCKHOLDERS' EQUITY

          As of September 30, 1996, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

          The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1996.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid amounted to $162,808 in the six months ended September 30, 1996, and $166,510 in the six months ended September 30, 1995.

          Income taxes paid amounted to $8,500 in the six months ended September 30, 1996, and $10,629 in the six months ended September 30, 1995.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30

                               1996     1995
                               ----     ----
Net Sales                     100.0%   100.0%
Cost of Sales                  55.8     56.1
Gross Profit                   44.2     43.9
Selling, General and
  Admin. Expenses              40.4     39.5
Income Before
  Interest & Taxes              3.8      4.4
Interest Expense                2.7      3.5
Income Before
  Income Taxes                  1.0      0.9
Net Income                      0.9      0.7


SALES

For the six month period ended September 30, 1996 compared to the six month period ended September 30, 1995, sales were up $2,408,693 or 52.9%. This increase reflects the additional business attained as a result of the purchase agreement with SMS, the impact of the 1994 marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales decreased 0.3% for the six month period September 30, 1996 compared to the six month period ended September 30, 1995. This decrease results primarily from the mix of products sold. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six month period ended September 30, 1996 have increased $1,015,665 or 56.5% from the six month period ended September 30, 1995. The increase in these expenditures is a result of the general increase in the Company required by the additional sales volume and the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $ 28,611 or 17.7% for the six month period ended September 30, 1996 compared to the six month period ended September 30, 1995 due to increased average borrowing levels resulting from the acquisiton on May 31, 1996 and the resulting increased accounts receivable. This impact was partly offset by a decline in the interest rate charged to the Company.

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

November 14, 1996