Form 10QSB
period 1996-12-31
SKLAR CORP
filed 1997-02-14
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the six month period ended     December 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _________ to ________

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

     Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

            Class                              Outstanding February 14, 1997
(Common stock, $0.10 par value)                          1,237,711

Transitional Small Business Disclosure Format (Check one): Yes __     No X

                                SKLAR CORPORATION


                                      INDEX



                                                                        Page No.

Part I    Financial Information

          Balance Sheet - December 31, 1996 ...............................3

          Statement of Income - nine months ended December 31, 1996
               and 1995 ...................................................4

          Statement of Cash Flows - nine months ended December 31,
               1996 and 1995 ..............................................5

          Notes to condensed financial statements .....................6 - 9

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................10 - 11


Part II   Other Information

          Item 1    Legal Proceedings ...............................11 - 12

          Item 3    Defaults Upon Senior Securities ......................12

                           SKLAR CORPORATION
                             BALANCE SHEET
                              (Unaudited)

ASSETS                                                        12/31/96
CURRENT ASSETS:
     Cash                                                  $    26,063
     Accounts Receivable                                     2,581,319
     Inventories (Note 5)                                    3,983,604
     Prepaid Expenses                                           28,801
                                                           -----------
TOTAL CURRENT ASSETS                                         6,619,789

EQUIPMENT AND IMPROVEMENTS (Note 6)                            461,932
GOODWILL (Note 7)                                            2,046,782
OTHER ASSETS                                                   163,747
                                                           -----------
TOTAL ASSETS                                               $ 9,292,250
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                   $ 2,457,088
     Current Portion-Long-Term Debt                            334,833
     Trade Accounts Payable                                  2,342,150
     Accrued Expenses                                        1,191,518
     Accrued Income Taxes                                        7,691
                                                           -----------
TOTAL CURRENT LIABILITIES                                    6,194,689

     Long-term Debt (Note 3)                                   727,213
     Other Liabilities                                         134,195
                                                           -----------
TOTAL LIABILITIES                                            7,194,689
                                                           -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                        248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                           0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                          123,771
     Additional Paid-in Capital                              2,106,482
     Deficit                                                  (132,940)
                                                           -----------
                                                             2,097,561
                                                           -----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $ 9,292,250
                                                           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                              STATEMENTS OF INCOME
                                   AND DEFICIT
                                   (Unaudited)

                                               For the Nine months Ended
                                             12/31/96            12/31/95

Revenues:
   Net Sales (Note 10)                      $ 10,667,769      $  7,074,783


Cost and Expenses:
  Cost of Goods Sold                           5,887,746         3,779,634
  Selling, General and Administrative          4,390,852         3,008,564
  Interest                                       282,763           233,680
                                            ------------      ------------

                                              10,561,361         7,021,878
                                            ------------      ------------

Income before taxes                              106,408            52,905



Provisions for Income Taxes
  Currently Payable (Note 8)                      18,136            10,000
                                            ------------      ------------

Net Income                                        88,272            42,905
                                            ------------      ------------

Preferred Dividend Requirement (Note 9)          232,734           232,734
                                            ------------      ------------

Loss Applicable to Common Shares            $   (144,462)     $   (189,829)
                                            ------------      ------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                  1,237,711         1,237,711
                                            ------------      ------------

Loss Per Share (Note 11)                    $      (0.12)     $      (0.15)
                                            ============      ============


                        See notes to financial statements

                           SKLAR CORPORATION
                       STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH
                              (Unaudited)


                                                              For the Nine months Ended
                                                              12/31/96         12/31/95
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $    88,272      $    42,905
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                          446,307          521,766
         Provision for losses on
             accounts receivable                                 17,036           18,000

     Change in operating assets and liabilities:
         Increase in accounts receivable                     (1,188,337)        (305,795)
         Decrease in inventory                                  855,731          190,858
         Increase in prepaid expense                             (6,167)          (5,386)
         Increase (decrease) in accounts payable                646,867         (173,163)
         Increase in accrued expenses                           186,231           35,482
         Increase (decrease) in income taxes payable              4,706           (4,656)
                                                            -----------      -----------

              Total Adjustments                                 962,374         (277,106)
                                                            -----------      -----------

              Net cash provided by operating activities       1,050,646          228,804
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (142,306)        (116,534)
     Acquisition of inventory                                (1,999,347)
     Intangible and Other Assets                             (1,364,192)        (135,974)
                                                            -----------      -----------
         Net cash used in investing activities               (3,505,845)        (252,508)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net(payments) borrowings on line-of-credit                (137,912)         134,000
     Borrowing on credit line for acquisition                 1,700,000
     Seller notes for acquisition                               706,405
     Liabilities assumed in acquisition                         900,386
     Net payments on capital lease (Note 12)                    (14,689)         (14,456)
     Net payments on long term debt                            (801,796)        (291,678)
                                                            -----------      -----------
         Net cash provided by
              financing activities                            2,352,393         (172,134)
                                                            -----------      -----------

NET DECREASE IN CASH                                           (102,806)        (104,631)
CASH BEGINNING OF PERIOD                                        128,869          119,117
                                                            -----------      -----------

CASH, END OF THE PERIOD                                     $    26,063      $    14,486
                                                            ===========      ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000 which amount will reduce to $3,000,000 on March 31, 1997 and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the December 31, 1996 borrowing totaled $3,750,000. Unused available credit at December 31, 1996 was $1,250,000. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's National Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At December 31, 1996 the BNCR was 8.25%. The interest expense on short-term bank borrowings for 1996 and 1995 amounted to $200,827 and $123.770, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

The loan agreement requires certain covenants to be meet by the Company. At December 31, 1996 the Company was in compliance with these covenants, except for the net worth covenant which was waived by the bank for December 31, 1996.

NOTE 3   LONG-TERM DEBT

On November 18, 1994, coincident with the purchase of inventory from the Herwig Division of the General Medical Corporation, the Company entered into an additional short term borrowing agreement with Meridian Bank which, on December 28, 1994, was converted to a 60 month borrowing arrangement. The long-term agreement with Meridian Bank, guaranteed by the United States Small Business Administration (SBA), provided for the Company to borrow $700,000 with interest at New York's Prime Rate plus 2.25% payable monthly. The prime rate was 8.25% at December 31, 1996. The principal is repayable in monthly amounts beginning in March 1995. The first three monthly principal payments were $50,000 and the remainder are $10,000 through December, 1999. This loan is secured by the Herwig inventory and all of the Company's other tangible and intangible assets.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3   LONG-TERM DEBT, (continued)


The contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three fixed $100,000 annual payments plus interest and royalties based upon future sales to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The gross payments and associated liability under the new agreement are substantially the same as to those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did however change the aggregate prospective maturities. The Company has not made payments against this obligation since September 1996, but continues to reflect the liability (See Item 1 (A), Legal Matters under Part II, Other Information).

NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, Misdom-Frank and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

         Effective May 31, 1996 the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) valued at $3,306,791. The purchase price is allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase is financed by $1,700,000 drawn against the Company's amended credit line agreement with Meridian Bank, $900,386 assumption of SMS liabilities and $706,405 of notes payable to the Seller. The Company is pursuing its legal rights regarding its acquisition of the business as result of developments about which the company has become aware (See Item 1 (B)., Legal Matters under Part II, Other Information).

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, (continued)

         The notes payable to the seller of $706,405 bearing interest at 9% are payable in a lump sum amount of $200,000 on December 1, 1996 and then in eighteen equal installments of $33,333 commencing June 1, 1997. No payments have been made on these notes.

On November 18, 1994 the Company purchased the inventory of the Herwig Division of the General Medical Corporation (GMC) for $871,922. In addition, and as part of the purchase agreement, the Company entered into a marketing agreement to supply GMC with its medical instrument needs for its customers.

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over twenty years, and catalog development costs are being amortized at various schedules ranging from 1 1/2 - 5 years for the six month period ended December 31, 1996 and 1995, except that catalog development costs incurred after March 31, 1995 are expensed in the year incurred.

NOTE 8   INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carry-forwards and goodwill is reduced accordingly to reflect the utilization of the loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1996, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $265,076 in the nine months ended December 31, 1996, and $234,540 in the nine months ended December 31, 1995.

Income taxes paid amounted to $36,517 in the nine months ended December 31, 1996, and $14,479 in the nine months ended December 31, 1995.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                           1996        1995

Net Sales                  100.0%     100.0%
Cost of Sales               55.2       53.4
Gross Profit                44.8       46.6
Selling, General and
  Admin. Expenses           41.2       42.5
Income Before
  Interest & Taxes           3.6        4.1
Interest Expense             2.7        3.3
Income Before
  Income Taxes               1.0        0.7
Net Income                   0.8        0.6


SALES

For the nine month period ended December 31, 1996 compared to the nine month period ended December 31, 1995, sales were up $3,592,986 or 50.8%. This increase reflects the additional business attained as a result of the purchase agreement with SMS, the impact of the 1994 marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales increased 1.8% for the nine month period December 31, 1996 compared to the nine month period ended December 31, 1995. This increase results primarily from the mix of products sold. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine month period ended December 31, 1996 have increased $1,382,288 or 45.9% from the nine month period ended December 31, 1995. The increase in these expenditures is a result of the general increase in the Company required by the additional sales volume and the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $ 49,083 or 21.0% for the nine month period ended December 31, 1996 compared to the nine month period ended December 31, 1995 due to increased average borrowing levels resulting from the acquisition on May 31, 1996 and the resulting increased accounts receivable and inventory. This impact was partly offset by a decline in the interest rate charged to the Company during the current fiscal year.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revolving line of credit with Meridian Bank is considered adequate to meet the financing requirements of the Company in the foreseeable future.


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

(B) The Company's purchase agreement with the former owner's of the business acquired from Surgical Medical Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar. The principles of the SMS business who entered into employment agreements with Sklar have been terminate and certain other changes have been implemented within the Company as a result of this situation. Notes from the purchase assumed by the Sellers continue to be reflected as a liability, but the $200,000 payment scheduled for December 1, 1996 has not been paid. The management of the Company does not believe this will pose a threat to the Company's ability

                           PART II - OTHER INFORMATION
to continue in business, but it does believe it will have an impact on the benefit derived by the Company from the acquisition of the SMS business. As a result of developments and information learned since acquisition the Company is pursuing its rights under this agreement against the sellers of SMS.

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

February 14, 1997