Form 10QSB/A
period 1996-12-31
SKLAR CORP
filed 1997-02-18
CIK 64500

FORM 10-QSB/A

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

(B) The Company's purchase agreement with the former owner's of the business acquired from Surgical Medical Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar due to a government investigation and information supplied to us by the former principals of Surgical Medical Specialists, Inc. The principals of the SMS business who entered into employment agreements with Sklar have been terminated and certain other changes are being implemented within the Company as a result of this situation which may result in Sklar posting significant inventory write-offs as well as rendering the value of the goodwill as zero. Notes from the purchase assumed by the Sellers continue to be reflected as a liability, but the $200,000 payment scheduled for December 1, 1996 has not been paid. The management of the Company does not believe this will pose a threat to the Company's ability to continue in business, but it does

                           PART II - OTHER INFORMATION
believe it will have a significant impact on the benefit derived by the Company from the acquisition of the Surgical Marketing Specialists, Inc. As a result of developments and information learned since acquisition, Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and, accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals, their creditors and a firm which they continue to own and operate.

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