Form 10KSB40
period 1997-03-31
SKLAR CORP
filed 1997-07-15
CIK 64500

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended             March 31, 1997
                                  ---------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to _____________

                          Commission file number 1-6107

                                SKLAR CORPORATION
                 (Name of small business issuer in its charter)

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

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                  Name of each exchange
         Title of each class                      on which registered
              None                                         None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock (par value $.10)
                                (Title of class)

             Series A Convertible Preferred Stock ($12.50 Cumulative
               Dividend; Preference Value $100.00; Par Value $.01)
                                (Title of class)

     Check whether the issuer (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes ___X___               No ______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended March 31, 1997 were $14,325,963.

     The aggregate market value of common stock held by non-affiliates amounted to $ 61,197 as of June 30, 1997.

     As of June 30, 1997 there were 1,237,711 shares of the registrant's Common Stock outstanding.

     Documents incorporated by reference:

     The following documents relate to the Exhibits set forth in the Index to Exhibits appearing on page 42 as part of Item 14(c), Part IV hereof.

     Registrant's Current Report on Form 8-K dated November 11, 1982.

     Registrant's Current Report on Form 8-K dated November 29, 1984.

     Registrant's Current Report on Form 8-K dated December 19, 1985.

     Registrant's Registration Statement on Form S-1, No. 2-90189.

     Registrant's Annual Report on Form 10-K for the year ended March 26, 1983.

     Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990.

     Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     Registrant's Current Report on Form 8-K dated December 13, 1993.

     Registrant's Quarterly Report on Form 10-QA-1 for the quarter ended December 31, 1994.

     Registrant's Current Report on Form 8-K dated June 17, 1996

Transitional Small Business Disclosure Format:

Yes  _______            No  ___X___

                                     PART I

ITEM 1.  BUSINESS

     (a) On May 16, 1983, Misdom-Frank Corporation ("MFI"), an importer of surgical, dental and veterinary instruments, merged (the "Merger") with Medco Jewelry Corporation, a jewelry retailer, pursuant to which Misdom-Frank stockholders received 77% of the shares of the combined companies outstanding after the Merger. At the same time, Medco Jewelry Corporation changed its name to Medco Group Incorporated. For further information on MFI and the Merger, reference is made to the Company's Report on Form 8-K dated November 11, 1982.

     New management determined in 1986 after costs and corporate losses exceeding one million dollars that the jewelry operation should be closed. Accordingly, on March 1, 1986 and June 30, 1986, it closed its last two outlets. That retail division was treated for financial statement purposes as a discontinued operation at March 31, 1986, and a write-down of its assets to estimated realizable value was recorded. For further information, reference Registrant's Form 10-Q for the quarter ended December 31, 1990.

     (b) On December 19, 1985, the Company purchased substantially all of the assets (other than real estate) and assumed disclosed liabilities of J. Sklar Mfg. Co., Inc. ("Sklar"), a manufacturer and distributor of surgical instruments. The assets consisted primarily of accounts receivable, inventories, trademarks and trade names and machinery and equipment. The Company has continued the Sklar line, maintaining its image as a premium grade line of instruments. The purchase price for the assets, calculated as of the December 19, 1985 closing date, equaled one-half of Sklar's adjusted book value. A settlement in November 1989 allowed for a reduction of approximately $420,000 off the purchase price and concluded the Sklar acquisition. The final accounting of the transaction resulted in the Company paying for the approximate value of acquired inventory, less $400,000, and collectible receivables, which resulted in a purchase price of approximately $1,500,000.

     In December, 1986, the Company moved to West Chester, Pennsylvania. For further information reference Registrant's Form 8-K dated December 19, 1985.

     (c) On December 30, 1990 the Company purchased all of the assets of Dental Corporation of America (DCA), a distributor of orthodontic medical supplies. The acquisition was completed with the use of internal funds, bank line borrowings, the personal guarantee of Mr. Taylor, and term notes payable to the principal of Dental Corporation of America. It is management's opinion that the acquisition of Dental Corporation of America will strengthen the Company's strategic position in the medical/dental distribution industry. In addition, because a larger proportion of DCA's merchandise is purchased in $US, foreign currency fluctuations will have less of an impact on the Company's operating results, to the extent that sales of these items constitute a larger proportion of the total sales of the Company. For further information reference Registrant's Form 10-Q dated December 31, 1990 and the notes to financial statements annexed.

     (d) On July 29, 1993, and amended in February, 1994, the Company entered into a marketing agreement with the gynecological instrument firm Simpson/Bayse (S/B), whereby the Company is the exclusive representative of Simpson/Bayse in certain markets. As part of the agreement, the Company took possession of certain inventory for which the Company paid $60,000. The former President of Simpson/Bayse remained in charge of the Company's distributor sales and had a commission arrangement with the Company for sales to certain customers. In addition, the former President of Simpson-Bayse agreed not to compete with the Company in the sale of medical instruments. For further information reference Registrant's Form 10-Q dated September 30, 1993 and the notes to financial statements annexed.

     Effective June 9, 1995 the Company and the former President of Simpson/Bayse terminated this agreement, and his role within the Company, to pursue other business interests which do not appear to be in competition with the Company. Management does not believe this event will have a significant impact on the Simpson/Bayse business or the Company. The Company retains all instrument rights, the Simpson/Bayse name and the exclusive instrument patterns and processes.

     (e) On November 18,1994 the Company agreed to purchase the inventory and $26,457 of fixed assets of the Herwig Division of General Medical Corporation
(GMC) for $898,379. The agreement also includes a marketing agreement whereby the Company commits to supplying GMC with the medical instrument needs for its customers for a fifty month term.

     (f) In December 1994 and March 1995 the Company made two purchases of medical instrument inventory, for $60,000 and $227,000, respectively, which had been sold by a former customer of the Company. The December purchase was made directly from the President who acquired the inventory as an accommodation to the Company. The March purchase was made from a company in which the President is a minority shareholder. The inventory purchases were made to enable the Company to enhance the product lines presented in its new hospital catalog.

     (g) Effective May 31, 1996, the Company purchased certain inventory, customer lists and the rights to sell those customers from Surgical Medical Specialists, Inc. (SMS) for a consideration of $3,306,791. The purchase price includes non-compete agreements entered into by the officers and key employees of SMS. This business is an importer of hand-held surgical instruments from Germany and Pakistan. Because 75% of SMS sales were in Pakistan sourced products which have a lower sales price and related gross margin in the marketplace, the Company is experiencing a decline in gross margin percentage on overall Company sales.

     The primary focus of the acquisition was to meet the needs of our customers in a consolidating medical supply environment. The Company did not purchase the operating SMS company, its employees, liabilities accounts receivable nor the entirety of its inventory. The Company has permitted, by contract, the former owner and several former employees to operate a non-competing sales organization in several mid-Atlantic states. See also Item 3. Litigation and Notes to Financial Statements.

Surgical Instruments
     Presently, the surgical instrument division consists of the combined Herwig, Misdom-Frank, S/B, Sklar and SMS product lines. MFI was founded in 1938 to import and distribute high quality German surgical instruments in the United States. Sklar was founded in 1892 as primarily a manufacturer of surgical instruments and, through an acquisition in the 1930's, expanded into suction and pressure apparatuses. The right to the Herwig name was acquired with the acquisition of its inventory from GMC in November, 1994. Over the years the product lines have been broadened so that the Company now serves the dental and veterinary fields, and the sources of supply have been geographically diversified.

     Instruments are purchased from approximately 115 suppliers. In fiscal 1996, approximately 63% of purchases were made in foreign currency from suppliers in Germany. The remaining purchases were made in US Dollars. In fiscal 1997 approximately 41% of product purchases for resale were made in foreign currency from German suppliers. The purchase of SMS increased the potential for the Company to sell lower priced Pakistani products.

     The Company markets instruments that are produced to its specifications by a number of manufacturers, generally under non-exclusive arrangements. Although the Company and its competitors primarily sell instruments utilizing standard patterns which are not patented, the Sklar product lines include a number of items of unique design and are made to exacting Sklar specifications. Essentially all the instruments sold by the Company could be provided by more than one supplier.

     The Company has no material patents. The Company has registered the following trademarks: "MISDOM-FRANK", "MERIT", "MIFCO", "ECONO", "RALKS", "SKLAR", "SKLARCUT", "SKLAR HONE", "SKLAR-KLEEN", "SKLAR POLISH", "SKLAR LITE", "SKLAR LUBE", "SKLAR SOAK" and "SKLAR DISINFECTANT". The recognition factor of these trademarks is considered to have commercial value.

     The market for surgical instruments consists primarily of hospitals, individual physicians, and small clinics.

     Hospitals and other users of the Company's products can purchase directly from manufacturers or from hospital supply dealers (see "Competition" below). Although "direct marketing" companies (i.e., those manufacturers which have their own sales force calling on the ultimate purchaser and also referred to herein as "direct sales" or "direct selling" companies) account for over 50% of sales to ultimate users of these products, management believes that the market share held by "dealer-oriented" companies such as itself has been stable in recent years.

     For a typical independent dealer, instrument sales may represent less than 5% of his total sales; as a result, the practice has developed of depending on full-line suppliers of general instruments like Sklar to supply such dealers on a rapid delivery basis. The Company believes that "dealer-oriented" companies control approximately 30% of the instrument market.

     One direct sales company is believed to control approximately one-third of the market. There are 4 significant dealer-oriented companies and eight direct sales companies.

     The Company has chosen to concentrate on promoting instruments of general use for which demand is recurring, such as scissors, hemostats and needle holders, rather than to emphasize instruments of specialized use for which significant research and development expenditures are required to compete with companies with greater financial resources than the Company.

     The Company's product lines comprises more than 9,000 different products for use in a wide range of surgical procedures, including dental, orthodontic and veterinary procedures.

     The Company markets its products through the medical distribution network. The Company's products are advertised in trade periodicals and are also exhibited at industry trade shows. The Company has approximatley 2,000 active accounts. As a result of the continuing industry consolidation the Company's sales are concentrated among its few largest customers which account for approximately 50% of the Company's sales in 1997.

Orthodontic Instruments and Products

     DCA markets to very small customers with a small average order size. DCA advertises in trade periodicals and sells approximately 60% non-proprietary products and 40% private label products. The primary method for marketing and distribution of DCA products is catalog sales. DCA has registered the following trademarks: "DCA Athletic Mouth Protector", "DCA CERAMICS", "DCA DISPOSABLE TOOTHBRUSH", "DCA KLEEN", "DCA LUBE", "DCA SOAK", "TRAGINATE" and "KNO-KURL TRACING ACETATE".

Product Line Sales Contribution Summary

     The company has two product lines, surgical and orthodontic. Surgical instruments and products are marketed through the Herwig, Sklar, MFI and Simpson/Bayse names. Orthodontic instruments and products are marketed through the DCA name. For each of the three years ended March 31, 1997, 1996 and 1995 the surgical and orthodontic product lines contributed the following percentages of total net sales of the Company:


                                                      1997       1996       1995
          Surgical instruments and products           93.9%      90.5%      85.2%
          Orthodontic instruments and products         6.1        9.5       14.8
                                                   -------    -------    -------
                                                     100%       100%       100%
                                                   =======    =======    =======

                                     CURRENT

     In June 1996 the company executed a Purchase Agreement with Surgical Marketing Specialists, Inc. (SMS) of Columbia, Maryland. The 1997 business efforts of the Company were hampered by the events arising out of the acquisition of SMS. The Company's purchase agreement with the former owner's of the business acquired from Surgical Marketing Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar due to a government investigation and information supplied to us by the former principals and their attorneys of Surgical Marketing Specialists, Inc. The principles of the SMS business who entered into employment agreements with Sklar have been terminated and certain other changes are being implemented within the Company as a result of this situation which may result in Sklar posting significant inventory write-offs as well as rendering the value of goodwill as zero. Notes from the purchase assumed by the Sellers continue to be reflected as a liability, but the $200,000 payment scheduled for December 1, 1996 has not been paid. The management of the Company does not believe this will pose a threat to the Company's ability to continue in business, but it does believe it will have a significant impact on the benefit derived by the Company from the acquisition of the Surgical Marketing Specialists, Inc. As a result of developments and information learned since acquisition Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals, their creditors and a firm which they continue to own and operate.

     The events which arose from the acquisition of SMS have significantly diverted managements time and attention from Company operations which have negatively impacted profits and expense control. Management believes that while its attention was focused on the disclosure problems of the old SMS Company that it lost a significant amount of the business and opportunity that it purchased.

SOURCE OF SUPPLY

Surgical Instruments

     As noted above, the majority of the surgical instrument products are typically purchased from Germany and Pakistan. In fiscal 1997 and 1996 the value of domestic purchases remained relatively high (approximately 48% and 34%, respectively) reflecting the increasing diversification of the Company's products. 1997's higher domestic purchase percent also was impacted by the SMS acquisition. The Company expects the predominant amount of its purchases to be made from Germany and Pakistan in future years. The substantial lead times between the order date and delivery date (ranging from two weeks to six months) require that the Company maintain substantial inventory levels to serve its customers' needs. As noted under "Competition" below, one of the factors involved in this competitive industry is the rapidity with which customers' needs are satisfied. The Company finances its inventory through its bank credit line, which, as of March 31, 1997 has an interest cost of 1.25% over prime rate (see footnotes to financial statements - Section H). The company believes its operations do not differ materially from other companies in the industry with respect to inventory carrying costs.

     The Company's backlog of orders is not substantial due to the distribution nature of the business.






Orthodontic Products

     Historically, virtually all of the Orthodontic products have been purchased from domestic vendors. Lead times approximate two to eight weeks, depending on the type of item and the manufacturer's production cycle. An effort is underway to use imports purchased in $US, and therefore not impacted by currency fluctuations, to source new products.

PRODUCT DEVELOPMENT

General

     The Company is a distribution business and accordingly does not perform research for new products.

Surgical Instruments

     The Company's product lines consist of precision implements which generally have a per unit cost to the end-user of less than $100.00. High volume products (scissors, hemostats, etc.) average less than $50 per unit. As such, they are considered supplies, though manufacturing quality is considered highly important by the user. The line has changed very little in the past three decades due to the low rate of product obsolescence in the industry. The catalogs published by the Company for hospital and physician use include 9000 patterns.

Orthodontic Products

     Substantial changes have taken place in the orthodontic products field over the last twenty years. However the development of new products has slowed in the last five years. DCA is currently positioned as a supply, instrument and infection-control product source. The Company is known nation-wide for its unique mouth guard products and educational orthodontic literature. The Company is expanding its line of orthodontic instruments, intending to offer a competitive product line, and using the value of its name to develop the market for these products.

COMPETITION

Surgical Instruments

     The industry in which Sklar competes has two generally distinct segments: the "direct selling" companies which emphasize specialty products and the "dealer-oriented" companies which primarily market instruments of general use. The former are typically divisions of large public corporations, while the latter are smaller and, with the exception of the Company, privately-owned companies.

     The direct selling companies tend to emphasize selling to hospitals, which are the primary market for the products of their research and development activity. While these companies also offer a line of general purpose instruments similar to the Company's, they are usually more expensive because of greater overhead and selling expenses. On lower-priced items, this price differential can be as great as 50%.

     Dealer-oriented companies such as Sklar sell their products exclusively to, or through, dealers. Many dealers concentrate on selling to individual physicians and small clinics for which competition is less and margins are correspondingly higher. The larger dealers and dealer chains concentrate on hospitals. Regardless of the mode of distribution, the Company believes the marketplace for medical instruments will become increasingly competitive and that will result in lower profit margins.

Orthodontic  Products

     The orthodontic industry is a niche market which DCA sells to by way of catalogs and promotional mailings. Competition generally uses the same marketing techniques. DCA believes that it is one of the smaller companies which supplies orthodontists.


EMPLOYEES

     The Company currently has sixty-three full-time equivalent employees (including principal executive officers). None of its employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

         The Company's principal executive offices, warehouse and all operations are presently located at 889 South Matlack Street, West Chester, Pennsylvania 19382. The lease for these premises provides for an annual rental of approximately $232,800. Approximately half of of the Company's facilities are used for office space and the remainder serves as the warehouse.


ITEM 3.  LITIGATION

     The Company has filed suit against the former principal of DCA for violating terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. This suit will seek the return of all moneys paid to the former principal to date. This case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by legal counsel. Payments for DCA have been suspended since September 1996 pending the outcome of this case.

     The Company's purchase agreement with the former owner's of the business acquired from Surgical Medical Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar due to a government investigation and information supplied to us by the former principals of Surgical Medical Specialists, Inc. The principles of the SMS business who entered into employment agreements with Sklar have been terminated and certain other changes are being implemented within the Company as a result of this situation which may result in Sklar posting significant inventory write-offs as well as rendering the value of goodwill as zero.

     Notes from the purchase assumed by the Sellers continue to be reflected as a liability, but the $200,000 payment scheduled for December 1, 1996 has not been paid. The management of the Company does not believe this will pose a threat to the Company's ability to continue in business, but it does believe it will have a significant impact on the benefit derived by the Company from the acquisition of the Surgical Marketing Specialists, Inc. As a result of developments and information learned since acquisition Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals, their creditors and a firm which they continue to own and operate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The information called for by this item is not applicable to Sklar Corporation.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)      Principal Market and Stock Price

         Quarter Ended                   High Bid                  Low Bid
         June 30, 1995                      1/8                      1/8
         September 30, 1995                 1/8                      1/8
         December 31, 1995                  1/8                      1/8
         March 31, 1996                     1/8                      1/8
         June 30, 1996                      1/8                      1/8
         September 30, 1996                 1/8                      1/8
         December 31, 1996                  1/8                      1/8
         March 31, 1997                     1/8                      1/8

     Prior to being listed in the NASDAQ System, the Common Stock of the Company was traded in the over-the-counter market, but there was not an active trading market and accordingly quotations for, and transactions in, the Common Stock did not qualify as an "established trading market" as such term is defined in Securities and Exchange Commission regulations. Trading in the Common Stock is extremely light. The high and low bid reflect the most recent prices paid for the stock by Don Taylor, the Company's principal shareholder.

     The stock today is not listed on the NASDAQ System and current information, if any, to the extent available must be obtained from "pink sheets".

(b)  Approximate Number of Common Stock Security Holders

     The Company had 794 accounts of record of its Common Stock as of March 31, 1997.

(c)  Dividends

     The Company has paid no dividends since 1975. Under the terms of the Company's bank agreements, the Company may not pay any dividends without the consent of the bank. Additionally, under the terms of the Company's Series A Convertible Preferred Stock issue, no dividends may be paid on the Common Stock until full cumulative dividends have been paid upon the Preferred Stock. Under the terms of the company's Series A Convertible Preferred Stock, an annual dividend of $12.50 per share accrues cumulatively on June 30. No dividends are payable unless declared by the Board of Directors. On June 17, 1985 the Board of Directors voted not to declare the first such dividend (which would have been paid June 30, 1985). Due to operating cash requirements and bank restrictions, the Board of Directors has declined to declare dividends in subsequent years.

     Under the terms of the Preferred Stock, commencing March 1, 1986, if less than $12.50 per share in dividends has been paid on the Series A Convertible Preferred Stock over any preceding 18 month period, the holders of the Series A Convertible Preferred Stock, voting separately as a class, are entitled to elect a number of additional directors to the Board of Directors of the Company sufficient to cause such directors to be a majority of the Board. Currently of the five board members four are holders of preferred stock. These Board members and preferred shareholders own or control approximately 62% of the outstanding preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         ITEM 6. SELECTED FINANCIAL DATA

                                  Year Ended           Year Ended           Year Ended           Year Ended           Year Ended
                                March 31, 1997       March 31, 1996       March 31, 1995       March 31, 1994       March 31, 1993

Revenues                         $ 14,325,963         $  9,400,019         $  6,556,375         $  5,746,289         $  6,195,435
                                 ============         ============         ============         ============         ============


 Earnings from Operations        $    180,039         $    121,705         $     85,709         $     91,120         $     89,543
                                 ============         ============         ============         ============         ============

Loss per share of
  Common Stock (1)               $       (.11)        $       (.15)        $       (.18)        $       (.18)        $       (.18)
                                 ============         ============         ============         ============         ============


Selected Balance Sheet
Data at End of Period:

  Total Assets                   $  9,585,845         $  6,015,591         $  6,259,600         $  4,926,020         $  5,206,392
  Long-term Obligations               798,041              803,910              939,621              163,984              204,272
  Working Capital                     243,788            1,199,119              898,093               58,116             (117,221)
  Current Ratio                        1.04:1               1.37:1               1.26:1               1.02:1                .96:1


(1)  The Company has not declared or paid dividends in this 5 year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:


              Income and Expense Items as a Percentage of Net Sales
                              Years Ended March 31,

                             1997          1996          1995          1994          1993
Net Sales                   100.0%        100.0%        100.0%        100.0%        100.0%
Cost of Sales                57.0          50.9          47.4          48.1          50.1
Gross Profit                 43.0          49.1          52.6          51.9          49.9
Selling, General &
  Admin. Expenses            38.7          44.3          47.0          46.4          43.3
Other Expense                 0.0           0.0           0.0           0.0           0.9
Income before
  Interest & Taxes            4.2           4.8           5.7           5.5           5.8
Interest Expense              2.8           3.2           4.1           3.7           4.1
Income Before
  Income Taxes                1.5           1.6           1.6           1.9           1.7
Net Income                    1.3           1.3           1.3           1.6           1.4


Results of Operations

1997 Compared to 1996:

     Sales in fiscal 1997 are $4,925,944 higher than 1996. This increase is a result of continued growth of market share and the acquisition of SMS. 50% of the sales growth came from Sklar's two largest customers.

     Cost of Sales, as a percent of sales, increased from 50.9% in 1996 to 57% in 1997. This increase reflects the increasingly competitive pricing in the marketplace and changes in product mix. This change is also impacted by the acquisition of SMS and its emphasis on lower margin products. In 1997 the Company experienced a $135,062 benefit from currency fluctuation compared to a $60,688 gain in 1996. Because of the increasingly competitive environment in the medical supply marketplace and the possibility of less favorable foreign currency exchange rates with the Deutsche Mark, the Company expects cost of sales as a percent of sales to increase in future years.

     Selling, General and Administrative Expenses for fiscal 1997 increased $1,381,795, but decreased from 44.3% to 38.7% as a percent of sales compared to 1996. This increased spending is primarily due to the Company's increasing its emphasis on marketing efforts and the increased overhead costs resulting from the SMS acquisition. The increased business volume also increased all variable costs of operations. Additional employees in all facets of the business were necessary to manage the increased business volume. As a result of this increased manpower and focus on marketing, related costs have also increased. By hiring an outside sales force the Company increased its staff to enable it to place additional emphasis on attaining new business. Beginning in 1997, the Company adopted the policy of recognizing publication costs of all catalogues as expense when they are sent to customers. The Company's amortization rate for its goodwill was increased in 1995 to lives equal to the lower of twenty years or the remaining estimated useful life. The amortization rate for goodwill recognized in the SMS acquisition is being amortized over fifteen years. Other expenses in the administrative aspects of the business also increased as a result of the increased business level. Any reduction in the purchase price of SMS and the liability associated therewith will result in a corresponding decrease in goodwill.


1996 Compared to 1995:

     Sales in fiscal 1996 were $2,843,644 higher than 1995. This increase was primarily due to the increased business generated from the Company's marketing agreement entered into with General Medical Corporation (GMC) in November, 1994.

     Cost of Sales, as a percent of sales, increased from 47.4% in 1995 to 50.9% in 1996. This fluctuation resulted from increasingly competitive pricing in the marketplace and changes in product mix. In 1996 the Company experienced a $60,688 benefit from currency fluctuation compared to a $175,559 loss in 1995.

     Selling, General and Administrative Expenses for fiscal 1996 increased $1,087,326, but decreased from 47.0% to 44.3% as a percent of sales compared to 1995. This increased spending was primarily due to the Company's increasing its emphasis on sales and marketing efforts and the increased overhead costs due to the marketing agreement with GMC. The increased business volume also increased all variable costs of operations. Additional employees in all facets of the business were necessary to manage the increased business volume. As a result of this increased manpower and focus on sales and marketing, related costs also increased. In addition the Company increased its staff to enable it to place additional emphasis on attaining new business. Other expenses in the administrative aspects of the business also increased as a result of the increased business level.

1995 Compared to 1994:

     Sales in fiscal 1995 were $810,086 higher than 1994. This increase was directly attributable to a general price increase and the increased sales resulting from the marketing agreement entered into during this fiscal year. As a result of this agreement sales to GMC grew to 20.4% of total sales.

     Cost of Sales, as a percent of sales, decreased from 48.1% in 1994 to 47.4% in 1995. This decrease resulted from the general price increase and was partially offset by the rise in value of the Deutsche mark.

     Selling, General and Administrative Expenses for fiscal 1995 increased $413,513 and from 46.4% to 47.0% as a percent of sales compared to 1994. This increase was primarily due to the Company's increasing its emphasis on marketing efforts. As a result of this increased manpower and focus on marketing, related costs increased. Amortization costs for catalogs and goodwill increased as a result of changes taking place in the health care market place. The Company believed the increasing competition may cause the Company to publish new catalogs faster than had historically been required and as a result decreased the estimated useful lives of existing catalogs. The Company's amortization rate for its goodwill was increased to lives equal to the lower of twenty years or the remaining estimated useful life. Other expenses in the administrative aspects of the business increased as a result of the increased business level primarily resulting from the Herwig transaction.


Effects of Dollar Weakness

     In 1997 and 1996 the Company purchased 41% and 63%, respectively, of its medical instrument products in Deutsche marks. Orders are placed in Deutsche marks and payment is made within three to six months after the order is placed. The Company has not engaged in forward purchases of foreign currency, but has chosen to buy according to its weekly needs as payable amounts become due. During 1997 the Deutsche mark continued to weaken against the dollar resulting in a $135,062 benefit to the Company. The effect of the dollar strengthening in fiscal 1996 resulted in a gain for the year of $60,688. Should the Deutsche mark increase in cost relative to the dollar the Company would expect a significant decrease in earnings and a higher cost of goods until the effect could, if possible, be passed on to the customer as a price increase. In today's highly competitive medical industry, there is no guarantee that the Company would be able to pass on a price increase; therefore, the Company's annual earnings can be affected by the volatility in the value of the dollar to the Deutsche mark.

Liquidity and Capital Resources

     Working capital decreased in 1997 by $893,365 over 1996. This resulted primarily from the increased debt level taken on to accomplish the SMS acquisition. The increased sales level which resulted in increased accounts receivable, an increase in inventory and a corresponding increase in trade payables also had an impact on working capital. The acquisition was financed by an increased bank line of credit with interest payable at the Bank's National Commercial Rate (BNCR) plus 1.25%. The Company pays .25% per annum for its unused line and has entered into a contract with the bank to provide for interest rate protection on $2,000,000 through August of 1997. Total borrowings under the line of credit initially could not exceed the lesser of $3,750,000 or the Borrowing Base, which is the sum of 80% of qualified Accounts Receivable and 50% of qualifying inventory. Effective April 1, 1997 borrowing under the line of credit is amended to be no greater than $3,000,000. The new agreement also facilitates a $100,000 letter of credit, which is a sub-line of the line of credit facility, and foreign currency contract purchases.

     Effective May 31, 1996, the Company purchased for $3,306,791 certain inventory and assumed the rights to sell certain products from Surgical Medical Specialists, Inc. $1,700,000 of the purchase was financed by the Company's line of credit, $900,386 by an assumption of liabilities subject to the Agreement and $706,405 by Seller financed notes payable over a thirty month term in varying amounts commencing on December 1, 1996. As soon as management became aware of disputes and alleged misrepresentation on the part of the Seller no further amounts have been paid to the Seller or for the Seller in respect of the liabilities recorded at the time of acquisition of SMS.

     The Company's peak short-term borrowing pursuant to lines of credit were $2,999,000 in 1997 and $1,625,000 in 1996. At March 31, 1997, the Company's
outstanding line of credit was $2,768,000, leaving $206,000 available, after reduction for a $26,000 stand-by letter of credit and foreign exchange purchase, assuming sales and operations remain at the current levels. Any decrease in sales and, or increase in inventory would have a dramatic impact on the availability of the credit line and resulting impact on the Company's cash needs. Cash flows from operations were adequate, in 1997, to finance the Company's capital additions. Significant inventory purchases were made by the Company during fiscal 1997 to maintain our customers' fill rates until the Company became familiar with its new product lines. Some problems identified with the inventory acquired from SMS impacted the Company's ability to decrease inventory during 1997. The Company has identified slow moving inventory that it acquired from SMS which has impacted the Company's ability to reduce inventory during 1997. The contract provides the Company with indemnification against all acquired inventory not sold within one year from the SMS acquisition of SMS. The Company , in arbitration, will be seeking the return of money's already paid to SMS due to this slow-moving inventory and other alleged misrepresentation ( See Litigation, Item 3.)

     On January 31, 1996 the Company entered into amended agreements with Corestates Bank restructuring the then existing financing agreements. The amendments provided for a reduction in the line of credit to $1,600,000 and a reduction in the interest rate on the line of credit to BNCR plus 1.25%. In addition a $500,000 term loan was established with interest at the BNCR plus 2.25%, on which principal of $16,667 and accrued interest was scheduled to be paid in 30 monthly installments commencing March 1, 1996 and due in full August 1, 1998.

     During fiscal 1995 the Company upgraded its computer capability to meet the needs of its expanded business requirements. The new computer was leased for 2 years commencing November, 1994. Further improvements to the computer system are identified as necessary for fiscal 1998. The present bank financing facility expires on August 29, 1997 and will be renegotiated before that time. Management believes the bank facilities will continue to be sufficient to meet the Company's liquidity needs in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements
and Supplementary Financial Data                                            Page



      Independent Auditors' Report ...........................................17

Financial Statements:

      Consolidated Balance Sheets as of March 31, 1997 and 1996...............18
      Consolidated Statements of Income
         for the years ended March 31, 1997, 1996 and 1995 ...................19
      Consolidated Statements of Stockholder's Equity ........................20
      Consolidated Statements of Cash Flows
         for the years ended March 31, 1997, 1996 and 1995 ...................21
      Notes to Consolidated Financial Statements ..........................22-37

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Sklar Corporation
West Chester, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Sklar Corporation as of March 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31,1997,1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sklar Corporation as of March 31,1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended March 31,1997, 1996 and 1995, in conformity with generally accepted accounting principles.





                                                  STOCKTON BATES & COMPANY, P.C.



Lancaster, Pennsylvania
July 3, 1997

                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31
ASSETS                                                              1997                  1996
CURRENT ASSETS:
     Cash (Note C)                                              $     7,506           $   128,869
     Accounts Receivable (Note D)                                 2,467,535             1,410,019
     Inventories (Note E)                                         4,128,912             2,839,988
     Prepaid Expenses                                               238,311                22,635
                                                                -----------           -----------
TOTAL CURRENT ASSETS                                              6,842,264             4,401,511

EQUIPMENT AND IMPROVEMENTS (Note F)                                 554,385               444,227
GOODWILL (Notes B, G and I)                                       2,012,213               842,931
OTHER ASSETS (Note G)                                               176,983               326,922
                                                                -----------           -----------
TOTAL ASSETS                                                    $ 9,585,845           $ 6,015,591
                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                             $   198,243           $        --
     Short-term Bank Borrowings (Note H)                          2,768,088               895,000
     Current Portion-Long-Term Debt (Note J)                        178,094               489,534
     Current Portion-Capital Lease Obligation (Note N)                    0                14,689
     Trade Accounts Payable (Note K)                              3,217,304             1,687,602
     Accrued Expenses                                               209,322               104,901
     Accrued Income Taxes (Note I)                                   27,425                10,666
                                                                -----------           -----------
TOTAL CURRENT LIABILITIES                                         6,598,476             3,202,392
     Long-term Debt (Note H and J)                                  798,041               733,684
     Other Liabilities (Note K)                                           0                70,226
                                                                -----------           -----------
TOTAL LIABILITIES                                                 7,396,517             4,006,302
                                                                -----------           -----------

COMMITMENTS AND
     CONTINGENT LIABILITIES (Notes B, N and L)                            0                     0
STOCKHOLDERS' EQUITY (Notes B, L and M):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       issued and outstanding 24,825 shares                             248                   248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                                0                     0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                               123,771               123,771
     Additional Paid-in Capital                                   2,106,482             2,106,482
     Accumulated Deficit                                            (41,173)             (221,212)
                                                                -----------           -----------
TOTAL STOCKHOLDER'S EQUITY                                        2,189,328             2,009,289
                                                                -----------           -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 9,585,845           $ 6,015,591
                                                                ===========           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Year Ended March 31
                                                            1997                  1996                    1995
Net Sales (Note P)                                     $ 14,325,963           $  9,400,019           $  6,556,375

  Cost of Goods Sold                                      8,162,770              4,784,355              3,105,027
                                                       ------------           ------------           ------------

Gross Profit                                              6,163,193              4,615,664              3,451,348

  Selling, General and Administrative Expense             5,549,876              4,168,081              3,080,755
                                                       ------------           ------------           ------------

Income from Operations                                      613,317                447,583                370,593

Other Income (Expenses):
  Other                                                      (5,748)                     0                  4,664
  Interest                                                 (395,331)              (302,698)              (268,548)
                                                       ------------           ------------           ------------
       Other Expenses - Net                                (401,079)              (302,698)              (263,884)
                                                       ------------           ------------           ------------

Income before Taxes                                         212,239                144,885                106,709

Provisions for Taxes Currently Payable
  State                                                     (32,200)               (23,180)               (21,000)
                                                       ------------           ------------           ------------

Net Income                                                  180,039                121,705                 85,709

Preferred Dividend Requirement (Note L)                     310,312                310,312                310,312
                                                       ------------           ------------           ------------

Loss Applicable to Common Shares                       $   (130,273)          $   (188,607)          $   (224,603)
                                                       ============           ============           ============


Per Share Data:
  Weighted Ave. Common Shares Outstanding                 1,237,711              1,237,711              1,237,711

  Loss Per Share                                       $       (.11)          $       (.15)          $       (.18)
                                                       ============           ============           ============



                        See notes to financial statements

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          Series A         Series A                     Additional
                                         Convertible     subordinated      Common         Paid-in       Accumulated
                                          Preferred       Conv. Prfd        Stock         Capital          Deficit        Total
Balance, March 31, 1994                     $ 248            $  0         $ 123,771    $ 2,106,482      $ (428,626)    $ 1,801,875

Net Income for the fiscal year
ended March 31, 1995                                                                                        85,709          85,709
                                          -------         -------         ---------    -----------      ----------     -----------
Balance, March 31, 1995                       248               0           123,771      2,106,482        (342,917)      1,887,584

Net Income for the fiscal year
ended March 31, 1996                                                                                       121,705         121,705
                                          -------         -------         ---------    -----------      ----------     -----------
Balance, March 31, 1996                       248               0           123,771      2,106,482      $ (221,212)    $ 2,009,289

Net Income for the fiscal year
ended March 31, 1997                                                                                       180,039         180,039
                                          -------         -------         ---------    -----------      ----------     -----------
Balance, March 31, 1997                     $ 248            $  0         $ 123,771    $ 2,106,482        $(41,173)    $ 2,189,328
                                          =======         =======         =========    ===========      ==========     ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                   For the Year Ended March 31
                                                               1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $   180,039      $   121,705      $    85,709
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Depreciation and amortization                        463,102          468,673          433,429
         Provision for losses and returns
             on accounts receivable                            54,000           32,093           19,019
         Loss on abandonment of assets                          5,748
         Change in operating assets and liabilities:
              (Increase) in accounts receivable            (1,111,516)        (269,814)        (137,998)
              (Increase)Decrease in inventory                 585,423          170,795       (1,114,237)
              (Increase) Decrease in prepaid expenses        (215,676)           5,655           26,389
              Increase(Decrease) in accounts payable          559,090          (88,250)         732,896
              Increase in accrued expenses                    104,421            8,787            4,201
              Increase (Decrease)in income taxes               16,759            3,025          (31,359)
                                                          -----------      -----------      -----------
              Total Adjustments                               461,350          330,964          (67,660)
                                                          -----------      -----------      -----------

         Net cash provided by operations                      641,389          452,669           18,049
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                (236,823)        (153,641)        (165,905)
         Acquisition of SMS                                (1,700,000)              --               --
         Intangible Assets                                    (54,083)               0         (248,180)
                                                          -----------      -----------      -----------
         Net cash used in investing activities             (1,990,906)        (153,641)        (414,085)
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                           198,243
     Net borrowing (payments)
         on line-of-credit agreement                         (410,734)         110,000           39,000
     Borrowing on credit line for acquisition               1,700,000               --               --
     Principle payments on long-term debt
         and capital leases                                  (259,355)        (399,276)        (207,803)
     Proceeds from issuance of long-term debt                       0                0          700,000
                                                          -----------      -----------      -----------
              Net cash provided by (used in)
              financing activities                          1,228,154         (289,276)         531,197
                                                          -----------      -----------      -----------

NET INCREASE(DECREASE) IN CASH                               (121,363)           9,752          135,161
CASH BEGINNING OF YEAR                                        128,869          119,117          (16,044)
                                                          -----------      -----------      -----------

CASH END OF THE YEAR                                      $     7,506      $   128,869      $   119,117
                                                          ===========      ===========      ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997

A.   Summary of Significant Accounting Policies,

Financial Statments:

     The financial statements include those of Sklar Corporation and Sales and Marketing, Specialists, Inc., a wholly owned subsisidiary which serves as a service company housing the Company's outside sales force.

Business operations:

     The Company is a distributor and contract manufacturer of hand-held surgical instruments, chemicals for the care and cleaning of surgical instruments, and other items for surgical, dental and veterinary use. The Company's primary market is for hand-held, non-electronic instruments to the surgical, dental, orthodontic and veterinary fields. Most of the instruments are imported from German sources and some from Pakistani sources. Other items are mostly purchased from domestic sources. Customers are primarily hospital supply distributors, but the Company also targets end users for its orthodontic products.

Inventories:

     Inventories are stated at the lower of cost or market. Costs are computed based upon weighted average purchase prices, and are used as the basis for charging cost of goods sold for the items sold from inventory. In 1997 the Company made an accounting change wherein elements of overhead were eliminated from the total inventory valuation. Note E to the financial statements discloses the dollar effect of this change in accounting.

Equipment and Improvements:

     Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line and accelerated methods over the useful lives of the assets which are estimated to be three to ten years for equipment and the shorter of the life of the lease or the life of the asset for leasehold improvements.

Goodwill and Other Assets:

     Goodwill and other assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis.

Loss per share:

     Loss per common share is computed by dividing the net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding. No effect has been given to common stock equivalent shares as such would be anti-dilutive.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

A.   Summary of Significant Accounting Policies, (continued):

Revenue Recognition:

     Revenue is recognized upon the shipment of goods to customers. Returns of goods are recorded as an adjustment to sales upon receipt.

Foreign Currency Translation Gains and Losses:

     The Company recognizes transaction gains and losses at the time of settlement of the foreign currency transaction. The Company records translation adjustments of the expected foreign currency cash flows based upon the respective period end exchange rate. Gains and losses on realized activity and the translation adjustment for the expected cash flows are adjusted to income.

Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B.   Acquisitions and Corporation Changes:

     On July 30, 1982, R-P Instruments, a corporation organized by Argosy Capital Incorporated as a vehicle for acquisition, acquired all of the outstanding common stock of Misdom-Frank Corporation. Subsequently, Misdom-Frank Corporation was merged with R-P Instruments in a tax-free liquidation with the surviving corporation known as Misdom-Frank Corporation. The purchase price of $4,050,000 consisted of $3,500,000 cash and $550,000 long-term subordinated notes.

     Because the transaction was treated as a purchase, the assets of Misdom-Frank Corporation were adjusted to fair value at acquisition which resulted in goodwill of approximately $78,000.

     On November 3, 1982, Medco Jewelry Corporation entered into a merger agreement with Misdom-Frank Corporation and its parent, Argosy Capital Incorporated. The proposed merger was approved by the shareholders of the respective companies and became effective May 16, 1983, after approval by the appropriate state authorities. The merger provided for the issuance of 660,000 shares of Medco Jewelry Corporation common stock for all of the outstanding shares of Misdom-Frank Corporation.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

B.   Acquisitions and Corporation Changes, (continued):

     The transaction was accounted for as a purchase and resulted in Medco Jewelry Corporation becoming a majority-owned subsidiary of Argosy Capital Incorporated. As a result, the transaction was considered to be a reverse acquisition with Misdom-Frank Corporation as the acquiring company. The allocation of the acquisition cost to the net assets of Medco Jewelry Corporation was based on estimated fair value of its assets at that date and resulted in additional goodwill of approximately $466,000.

The net funds used in the acquisition are summarized as follows:

               Assets acquired:
               Net current assets                   $ 77,752
               Equipment and advances                 80,583
               Other assets                          597,091
                                                    --------
                                                     755,426
               Less:
               Net current assets acquired            77,752
                Long-term obligations                392,400

                                                     470,152

               Net funds used in acquisition        $285,274



     In December, 1985, the company acquired certain assets and certain liabilities of J. Sklar Manufacturing Company. At the time of the purchase, net assets acquired exceeded assumed liabilities and costs resulting in negative goodwill.

     During the fiscal year ended March 31, 1987, it became apparent that the assets acquired in the Sklar acquisition were overstated; and the Company filed a RICO action against the former principal and their counsel. In July, 1987, the Defendant offered to reduce the remaining obligations from the purchase to $100,000 from $450,740. This proposed settlement was reflected in the financial statements at March 31, 1988. As a result, long-term obligations were reduced by $350,740; and negative goodwill of $363,810 was reduced to zero. These items offset the write-down in current assets of $297,731 and in non-current assets of $25,827. Additionally, $390,992 of expenses incurred during fiscal year ended March 31, 1987 in connection with the litigation

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

B.   Acquisitions and Corporation Changes, (continued):

have been reclassified against the liabilities to reflect the true cost of the acquisition. In November 1989 a settlement was reached whereby the remaining obligation would be settled for $80,000. The change from the prior year was booked as a reduction of other current liabilities and goodwill in the amount of $20,000.

On December 31, 1990 the Company purchased all the assets of Dental Corporation of America, a distributor of orthodontic medical supplies. The acquisition was completed with the use of internal funds, bank line borrowings, and term notes payable to the principal of Dental Corporation of America. The acquisition cost is calculated as follows:

               Purchase price               $ 946,613
               Net book value of DCA         (328,332)
                                            ---------
               Goodwill                     $ 618,281
                                            =========

     The Company records as additional revenues credits which cannot be applied to customer balances. $283,963 of these credits existed as part of the purchase of Dental Corporation of America and were recorded as revenue in the year ended March 31, 1991.

     On November 18, 1994 the Company purchased the inventory of the Herwig Division of the General Medical Corporation (GMC) for $871,922. In addition, and as part of the purchase agreement, the Company entered into a marketing agreement whereby the Company committed to supplying GMC with its medical instrument needs for its customers for a fifty month term. GMC is under no obligation to buy any items from the Company during the term of the agreement, but the Company is obligated to meet certain delivery requirements and make certain marketing incentive payments if items are purchased by GMC.

     Effective May 31, 1996 the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) valued at $3,306,791. The purchase price was allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase was financed by $1,700,000 drawn against the Company's amended credit line agreement with Corestates Bank, $900,386 assumption of SMS liabilities, subject to the agreement, and $706,405 of notes payable to the Seller. Subsequent to the acquisition it was determined certain inventory may be misrepresented or mislabeled and could not be sold in the United States in accordance with regulations of the US Customs and Food and Drug Administration. Said inventory is currently in the possession of the US Government and accordingly is no longer reflected as an asset of the Company, but was offset against amounts payable to SMS. The Company is taking action against the former owners of SMS to recoup the amount it believes it lost as a result of these circumstances which had not been disclosed prior to the acquisition. The Company intends to pursue its claims in arbitration and the court system against the former owners and management of SMS. In addition to

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

B.   Acquisitions and Corporation Changes, (continued):

cancellation of remaining obligations to SMS the liabilities assumed from SMS in the acquisition are subject to the Purchase Agreement with the Company which provides an indemnification to SMS for these liabilities which indemnification, in the opinion of management, is void due to the alleged misrepresentation of the Seller. Thus, $706,000 of the liabilities assumed in the SMS acquisition subject to the agreement, to the extent not paid, will be deducted from goodwill

C.   Financial Instruments:

     The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers, located primarily in the continental United States, in the ordinary course of business. The Company does not require collateral or other security to support customer receivables.

     At March 31, 1997 the Company had the following concentrations of cash subject to credit risk:

                Germany                       $7,506

     The Company maintains cash balances at two financial institutions. One is located in the United States and the other in Germany. The account in the USA is insured by the Federal Deposit Insurance Corporation up to $100,000. The account in Germany is uninsured. While the Company usually maintains its balances at levels below the insured amounts, there may be times, in the normal course of business, when the Company's deposits at an Institution exceed the insured amount.

     The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                              March 31, 1997
                                        Carrying        Estimated
                                         Amounts        Fair Value
               Cash                     $  7,506        $  7,506
               Long-term debt           $976,135        $991,619
               Other liabilities        $ 61,971        $ 58,819

D.   Accounts Receivable:

Accounts receivable consist of the following:                                               March 31
                                                                                    1997                1996
               Trade Receivables                                                 $ 2,337,642         $ 1,429,105
               Other Receivables (including a related party receivable of
                    $238,556 in 1997 and $12,768 in 1996)                            235,807              35,914
                                                                                 -----------         -----------
                                                                                   2,573,449           1,465,019
               Allowance for Doubtful Accounts and Sales Returns                    (105,914)            (55,000)
                                                                                 -----------         -----------
                                                                                 $ 2,467,535         $ 1,410,019
                                                                                 ===========         ===========

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

D.   Accounts Receivable, (continued):

     The related party receivable at March 31, 1997 includes $199,562, net due from the Company's President, Don Taylor. In conjunction with this amount substantial personal assets of Mr. Taylor are pledged as collateral for Company loans.


E.   Inventories:

Inventories consist of the following:                                                             March 31
                                                                                          1997                 1996
Sklar, Herwig, SMS and MFI Surgical Instruments from Germany (including customs and freight of $148,425
     and $154,033 in 1997 and 1996, respectively)                                      $ 2,194,353         $ 2,325,467
Sklar, Herwig, SMS and MFI Surgical Instruments not
     from Germany (including freight of $124,211 and
     $6,634 in 1997 and 1996, respectively)                                              2,210,273             397,075
DCA Products (including freight of $3,417
     and $4,113 in 1997 and 1996, respectively)                                            174,286             209,749
Inventory Overhead                                                                               0             232,697
                                                                                       -----------         -----------
                                                                                         4,578,912           3,164,988
Less Valuation Allowance                                                                  (450,000)           (325,000)
                                                                                       -----------         -----------
                                                                                       $ 4,128,912         $ 2,839,988
                                                                                       ===========         ===========

     During 1997 the Company made a change in accounting and eliminated certain elements of overhead as part of the total inventory valuation. Operating costs included in inventory amounted to $232,697 at March 31, 1996. Inventory overhead of $298,929 is excluded from inventory in 1997. Total operating costs incurred relating to inventory during 1997, 1996 and 1995 amounted to $564,977, $378,175 and $360,999, respectively. The dollar effect of the change in the statement of income amounts to $298,929 in 1997 and $1,287 and $80,656 in 1996 and 1995,
respectively.

F.   Equipment and Improvements:

Equipment and improvements consist of the following:                                 March 31
                                                                             1997                1996
Furniture and Equipment (including assets acquired under
     capital leases of $40,713)                                          $   846,866         $   661,866
Leasehold Improvements                                                       259,617             218,405
                                                                         -----------         -----------
                                                                           1,106,483             880,271
Less Accumulated Depreciation and Amortization
     (including amounts applicable to assets acquired
     under capital leases of $20,357 in 1997 and $12,214 in 1996)           (552,098)           (436,044)
                                                                         -----------         -----------
                                                                         $   554,385         $   444,227
                                                                         ===========         ===========

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

F.   Equipment and Improvements, (continued):

     Depreciation and amortization expense for equipment and improvements, including assets acquired under capital leases, amounted to $120,917 in 1997, $112,962 in 1996, and $94,233 in 1995.

G.   Goodwill and Other Assets:

Other assets consist of the following:
                                               March 31
                                         1997             1996
Catalog Development Costs (Net)        $130,142        $316,826
Acquisition Costs (Net)                  45,068           7,414
Patents (Net)                             1,773           2,682
                                       --------        --------
                                       $176,983        $326,922
                                       ========        ========

     The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                        Amortization Expense
                                            Life in Years         1997          1996          1995
Goodwill                                        15-20             $ 138,163     $  65,526     $  62,000
Catalog Development Costs                     11/2 - 5              186,685       237,145       232,018
Acquisition Costs                                 5                  16,428        52,131        44,266
Patents                                        16 1/2                   909           909           912
                                                                  ---------     ---------     ---------
                 TOTAL                                             $342,185      $355,711      $339,196
                                                                  =========     =========     =========

     Additions to Other Assets arise from the acquisition of companies or loans, in the case of goodwill and acquisition costs, and from the costs incurred in creating, producing and distributing new and existing catalogs in the case of catalog development costs. Reductions in intangible assets result from amortization of the assets over their useful or prescribed lives. For fiscal years subsequent to March 31, 1995, Catalog Development Costs are expensed as incurred, except beginning in 1997 finished catalogs not distributed are treated as a prepaid expense. The dollar effect of the change relating to finished catalogs amounted to $201,260 in 1997. Goodwill may be also reduced by an amount equal to the amount of Federal tax net operating loss carry-forwards (NOLs) used to reduce the Company's federal income tax liability to the extent that the benefit amount computed exceeds normal goodwill amortization. Regardless of the impact of the accounting policy for the use of NOLs, the amortization period for goodwill has been reduced prospectively in light of the changes in the health care industry to the lower of the remaining life or twenty years. The dollar effect of the change in estimate relating to catalog development and goodwill amortization was $76,988 for 1995.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

H.   Short-term Bank Borrowings:

     The following table shows the Company's short term bank borrowings for the past three fiscal years:

                                                          Maximum Amount        Average Amount
                                            Interest      Outstanding During    Outstanding During     Weighted Average
                           Balance          Rate at End   the                   the Period (B)         Interest Rate During
                           at End           of Period     Period (A)                                   the Period (C)
                           of Period
   March 31, 1997          $2,768,088         9.75%        $2,999,000            $2,382,064                 9.5%
   March 31, 1996            $895,000         9.50%        $1,625,000            $1,376,250                11.1%
   March 31, 1995          $1,285,000        11.25%        $1,646,000            $1,390,250                10.8%

(A)  Based on the maximum amount outstanding at any month end.
(B) Average amount outstanding during the period is computed by dividing the total of month-end outstanding principal balances by 12.
(C) Average interest rate for the year is computed by dividing short-term interest expense by average aggregate short-term borrowings.

     At March 31, 1997 the Company's revolving line of credit of $3,750,000 is available to the extent of collateral by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Qualifying accounts receivable and inventory used as a basis for the March 31, 1997 borrowing totaled $5,564,273. Unused available credit at March 31, 1997 was $620,000 after considering an outstanding $26,000 standby letter of credit and foreign currency purchase. The maximum revolving line of credit is reduced to $3,000,000 on April 1, 1997 and, as a result, the unused available credit is reduced to $200,000.

     Borrowings from this line bear interest at the Bank's National Commercial Rate (its prime rate) plus 1.25% (one and one-quarter percent) at March 31, 1997.

     At March 31, 1997 the Company had outstanding borrowings of $2,768,088 and the Prime Rate was 8.50%. The interest expense on short-term bank borrowings for 1997, 1996, and 1995 amounted to $226,394, $152,117 and $152,178, respectively.

     The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

I.   Income Taxes:

     As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

I.   Income Taxes, (continued):

carry-forwards and additional post-merger operating losses totaling approximately $1,946,000, which expire in tax years, 1998 ($910,000), 1999 ($50,000), 2000 ($14,000), 2001 ($461,000), and 2002 ($511,000), are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carry-forwards will be used to reduce goodwill as the benefit is realized. There are no net operating loss carry-forwards available for state tax purposes. In fiscal 1997, 1996, and 1995, $308,000, $211,000, and $149,000 of the available federal net operating loss carry-forward was applied to reduce the federal taxable income. As a result, no federal income tax was paid by the Company in these years. The Company's federal tax filings for all years through March 31, 1993 have been audited by the Internal Revenue Service.

     The Company accounts for its income taxes under the asset/liability method mandated by Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes." Under this method a deferred tax asset or liability is recorded on the tax effects of temporary differences between the tax bases and financial reporting amounts of assets and liabilities. Measurement of the deferred tax assets and liabilities is based on the effective tax rates when the underlying temporary differences occur. These temporary differences are primarily due to the net operating loss carryforwards, different depreciation methods and the use of allowance accounts for financial statement purposes.

         Deferred tax assets and liabilities are as follows:
                                              March 31, 1997    March 31, 1996
          Total deferred tax asset               $615,574        $692,925
          Less valuation allowance                607,408         688,287
                                                 --------        --------
                   Net deferred tax asset           8,166           4,638

          Total deferred tax liability              8,166           4,638
                                                 --------        --------

          Total deferred tax asset               $      0        $      0
                                                 ========        ========

     The net change in the valuation allowance for the year ended March 31, 1997 and 1996 was a reduction of $80,879 and $465,440.

     Permanent differences arise due to the amortization of goodwill, which accounts for approximately 98% of the difference between pre-tax financial statement income and income for tax purposes.

J.   Long-term Debt:

     On May 20, 1994 the Company entered into agreements with Corestates Bank to restructure its financing agreements. The line of credit established at that date had a maximum principal amount of $1,600,000, replacing the former $2,000,000. Simultaneously, the Company negotiated a three year term loan of $400,000 to be repaid in 36 monthly installments of $11,111 plus interest

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

J.   Long-term Debt, (continued):

commencing June 1, 1994 and due in full May 1, 1997. These loans were secured by the accounts receivable, inventory, and all tangible and intangible assets of the Company, and personally guaranteed by Mr. Don Taylor, President of the Company.

     On November 18, 1994, coincident with the purchase of inventory from the Herwig Division of the General Medical Corporation, the Company entered into an additional short term borrowing with Corestates Bank which, on December 28, 1994, was converted to a 60 month borrowing arrangement. The long-term agreement with Corestates Bank, guaranteed by the United States Small Business Administration (SBA), provided for the Company to borrow $700,000 with interest at New York's Prime Rate plus 2.25% payable monthly. The principal is repayable in monthly amounts beginning in March 1995. The first three monthly principal payments were $50,000 and the remainder are $10,000 through December, 1999. This loan is secured by the Herwig inventory and all of the Company's other tangible and intangible assets. Additional monthly principal payments are required if the outstanding principal on the loan exceeds 50% of the Herwig inventory value, including replacement inventory purchased in the ordinary course of business.

     Effective January 31, 1996 the Company amended its line of credit with the bank and entered into a $500,000 term loan to be repaid in 30 equal principal installments of $16,668 plus interest at the BNCR plus 2.25%. These loans are secured by the accounts receivable, inventory, and all tangible and intangible assets of the Company, and personally guaranteed by Mr. Don Taylor, President of the Company.

     The contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three annual payments of $100,000 plus interest and royalties based upon future sales, to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The effective interest rate of this new agreement is 20.1% The gross payments and associated liability under the new agreement are substantially the same as those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did, however, change the aggregate prospective maturities

     Presently, the Company believes that the former owner of DCA has assisted and is assisting another company to compete in a business substantially similar to the business of Sklar. Accordingly, Sklar has filed legal action against the former owner. . The Company has not made payments on this obligation since September 1996 and is pursuing legal remedies to the alleged infringement of the purchase agreement. The Company had paid all previous payments due, under protest, upon advice of counsel. In the opinion of management the outcome of this action will not have a material impact on the Company.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

J.   Long-term Debt, (continued):

     Legal counsel has indicated that if it is determined that the former owner has committed the acts as stated by the Company (violation of the non-compete clause of the renegotiated agreement), the Company may be entitled to relief from all payments, past, present and remaining, otherwise due under the agreement. This debt is uncollateralized, and is subordinate to the Company's short-term bank borrowings.

     The amended line of credit agreement with Corestates Bank established a new line of credit amount at $3,750,000, which reduces to $3,000,000 on April 1, 1997 and is available to the Company to the extent collateral is available to support a borrowing amount. Collateral is comprised of 80% of qualifying accounts receivable and 50% of inventory. Accounts receivable must support at least 50% of the outstanding line of credit after December 1, 1996. In addition the Company must meet certain working capital, net worth and tangible net worth requirements at various times during the term of the line of credit agreement which expires at June 30, 1997. The $400,000 and $500,000 term loans payable to the Bank have been paid off by the line of credit. The interest rate on the line of credit is BNCR plus 1.25%. The Company is also required to provide for interest rate protection and will consider entering into forward purchase contracts for some of its Deutsche mark obligations.

Debt outstanding at March 31,                                       1997              1996
Corestates Bank, 36 month term loan, interest at
                  BNCR plus 2.5%                                                $  155,556
Corestates Bank, 30 month term loan, interest at
                  BNCR plus 2.25%                                                  483,333
Seller Notes from SMS acquisition, net of reduction(1)        $  579,005
SBA Loan, 60 month term loan, interest at
                  Prime Rate plus 2.25%                          280,000           450,000
DCA Note, interest at 20.1%                                      117,130           134,329
                                                              ----------        ----------
                                                              $  976,135        $1,223,218
Less Current Portion                                             178,094           489,534
                                                              ----------        ----------
Total Long-term Debt                                          $  798,041        $  733,684
                                                              ==========        ==========

     The aggregate maturities for the next five years of all long-term debt are as follows at March 31, 1997:

          For the Year ending March 31,        1998        $178,094
          For the Year ending March 31,        1999        $160,010
          For the Year ending March 31,        2000        $ 69,026
          For the Year ending March 31,        2001        $      0
          Other (1)                                        $579,005
                                                           $976,135

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

J.   Long-term Debt, (continued):

     (1) The notes payable to the Seller of $706,405 bearing interest at 9% call for payment in a lump sum amount of $200,000 on December 1, 1996 and then in eighteen equal installments of $33,333 commencing June 1, 1997. The amount and timing of the Seller Notes from the SMS acquisition are the subject of pending arbitration and accordingly there is no determination of the timing of any amount due under theses notes. The balance of these notes has been reduced, for financial statement presentation, by the estimated value of inventory now in the possession of the Food and Drug Administration. Management believes these liabilities will not be paid.

K.   Other Non-current Liabilities:

     This amount represents an amount due to a supplier. It will be repaid at a rate equal to 5% of each current year's purchases until the amount is fully paid. Based on fiscal 1996 and 1997 purchases, the obligation is expected to be repaid at $67,000 per year. The current portion of this obligation is reflected in Accounts Payable.

L.   Stockholders' Equity:

     On March 17, 1984, the Board of Directors of the Company resolved that Series A Convertible Preferred Stock, $.01 par value, be authorized. During the year ended March 31,1985, 25,000 units consisting of 1 share of Series A Convertible Preferred Stock plus 8 shares of common stock were sold. Each share of preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30 only if declared by the Board of Directors. Dividends in arrears on preferred stock were $4,023,249 at March 31, 1997. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference at $100 per share, $2,482,500 aggregate, plus cumulative dividends.

M.   Stock Options

     In February 1983, the Corporation's Stockholders approved an Incentive Stock Option Plan which provided for the granting of options to Officers and key employees. The Plan covers 100,000 shares of Common Stock and is intended to attract and retain qualified personnel and to provide incentive to individuals who are deemed to be in a position to make a significant contribution to the Corporation's operations. The exercise price of options granted under the Plan is required to be market value on the date the option is granted. During the fiscal year of the Corporation ended March 31, 1997, no options were granted and none were exercised. As of March 31, 1997, no options under the Plan were outstanding, and options covering all of such 100,000 shares were available for future grant. In 1988 the Board granted Don Taylor 4,000 options on a new class of subordinated preferred stock. Mr. Taylor has not exercised these options as of March 31, 1997.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

N.   Lease Commitments:

     In April 1992 the Company moved to a new location at 889 South Matlack Street under a renewable four-year lease for office and warehouse space with J.
B. Associates, a related party described in Note O below. During fiscal 1996 the lease with J.B. Associates was renegotiated and extended at a rate of $16,317 per month. Effective October 1, 1996 the Company took over additional available space at its present address and the monthly rental payment increased to $19,400 per month. The Company also leases certain equipment under various agreements. The Company pays no contingent rentals under these leases, nor do they contain any purchase options or significant escalation clauses. Total rent expense for the years ending March 31, 1997, 1996, and 1995 was $206,642, $228,857, and
$181,882, respectively.

     Minimum rental commitments under the non-cancelable operating leases are as follows:

                                                                    RELATED
                                                      TOTAL          PARTY

          For the Year ending March 31, 1998        $241,178        $232,800
          For the Year ending March 31, 1999        $236,549        $232,800
          For the Year ending March 31, 2000        $ 77,600        $ 77,600
          For the Year ending March 31, 2001        $      0        $      0
          For the Year ending March 31, 2002        $      0        $      0
                                  Thereafter        $      0        $      0
                                                    --------        --------
                   TOTAL                            $555,327        $543,200
                                                    ========        ========

O.   Related Party Transactions:

     The Company has the following transactions with related parties:

(1) The partners in J.B. Associates are directors of Sklar Corporation. Rent that has been paid for this building was $196,800 in 1997, $195,800 in 1996, and $155,800 in 1995.

(2) The Company has outstanding notes receivable from current officers and directors amounting to $199,952 at March 31, 1997 and $12,768 at March 31, 1996 as listed in Note C.

(3) The Company supplies instruments to two companies whose board of directors include directors of Sklar. Sales to the customers amounted to $ 50,448 during 1997 and $38,078 and $35,012 during 1996 and 1995, respectively. The amounts due from these companies at March 31, 1997 and 1996, included in trade receivables is $11,923 and $7,544, respectively. Purchases from these companies amounted to $238 during 1997 and $21,608 and $12,028, during 1996 and 1995, respectively. The amount due to these vendors at March 31, 1997 and 1996, included in trade accounts payable, is $0 and $245, respectively.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

O.   Related Party Transactions, (continued):

(4) During 1995 the Company purchased for $287,000 the medical instrument inventory of a former customer, for resale in the ordinary course of business. $60,000 of this inventory was acquired from the President and $227,000 was acquired from a company in which the President is a minority shareholder. The inventory had been acquired on the Company's behalf and was acquired to enable the Company to expand its product line into new surgical areas which are included in the Company's new Hospital catalog. In 1997, 1996 and 1995 the Company purchased $281,940, $228,694 and $5,472, respectively for repair and other services, from a company in which the President has been a minority shareholder. At March 31, 1997 the Company has advanced $ 82,187 to this company.

(5) During 1997 the Company paid $61,500 to the former wife of the President.

P.   Significant Customer Information:

     Two customers of the Company provided significant sales volume in 1997, 1996 and 1995. During these fiscal years sales to one customer comprised 13.1%, 12.4% and 14.2%, respectively, of the Company's total sales. As a result of the November 1994 marketing agreement with General Medical Corporation (see Note B.), sales to them comprised 35.3%, 36.7% and 20.4% of the Company's 1997, 1996 and 1995 sales, respectively.

Q.   Employee Benefit Plans:

     The Company maintains a 401(k) savings-sharing plan for the benefit of its employees. Payments under the contributory plan administered by an independent trustee are made on a basis of percentage of the employees' contributions. Eligible employees are those with more than one year of service to the Company who work more than 1000 hours per year. Company contributions to the plan amounted to $60,609 in 1997, $33,574 in 1996, and $18,882 in 1995. In addition
$45,000 was paid to the profit sharing aspect of the plan during 1997. Of this amount $15,000 was recognized as an expense in 1996 and $30,000 in 1997.

R.   Advertising Costs:

     The Company policy is to expense advertising costs as incurred.

S.   Foreign Currency Transaction and Translation Gains (Losses):

     Gains and (losses) recognized from foreign currency activity amounted to $135,062, $60,688, and $(175,588) in 1997, 1996 and 1995, respectively.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

T.   Cash Flow Information:

     For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     A capital lease obligation of $40,713 was incurred in 1995, when the Company entered into a lease for new equipment.

     The Company refinanced $500,000 and $400,000 in 1996 and 1995 respectively of its short term bank borrowings to long-term debt. The remaining balances of these notes were absorbed into the credit line at June 4, 1996.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid amounted to $ 324,109 in 1997, $297,364 in 1996, and $217,215
in 1995.

     Income taxes paid amounted to $11,236 in 1997, $18,329 in 1996, and $33,400 in 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this item is not applicable to the Company.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The directors and officers of the Company are as follows:


     George Kellam. Mr. Kellam, age 57, has been the owner and President of G.D.M. Industries for nineteen years. Mr. Kellam's company specializes in the advertising and promotional business.

     William R. Knepshield. Mr. Knepshield, age 62, has twenty years experience as the Chief Executive of several publicly held companies involved with the medical technology field and the inventions of innovative medical devices.

     Michael Malinowski. Mr. Malinowski, age 43, was appointed to the Board in April 1991. Mr. Malinowski joined the Company in 1986 with a background in computer systems management and advertising. Mr. Malinowski's responsibilities as Executive Vice President include the oversight of computer systems and the development of catalogs for each of the Company's product lines.

     Don Taylor. Mr. Taylor, age 51, was appointed to the Board in November 1988 and was elected President in January 1989. From 1986 to 1989 he was retained as a "turn around" consultant to the Company. From 1969 to 1982 he owned and operated a chain of drug stores. Additionally, from 1981 until 1986 he owned a consulting firm specializing in the turn around of financially troubled companies. His experience includes operations, sales and marketing.

     Albert Wicks. Mr. Wicks, age 49, has been the owner and President of C & S Medical Supply for fourteen years. Mr. Wicks' company specializes in the distribution of medical supplies to the physician market. Prior to founding his own company, he spent thirteen years in sales and management of Foster Medical, a company that specializes in sales of supplies to physicians.


TERMS OF OFFICE

     Directors are elected at each Annual Meeting of Shareholders and serve for a term of two years. Officers serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table sets forth certain information concerning compensation paid by the company for the fiscal year ended March 31, 1997, to each Executive Officer of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000. During the years ended March 31, 1994, and 1995, no director received any fee for serving as director or for committee participation. Commencing in 1996 non-employee directors receive $500 per meeting attended.


                                          Capacities in                                        Other
        Name of Individual or             Which Served                Cash                     Annual                  Fiscal
       Number of Persons in Group                                     Compensation             Compensation            Year
      Don Taylor                            President                 $170,170                   $26,173                1997
      Michael Malinowski                 Vice President               $125,364                   $20,833                1997
      Don Taylor                            President                 $194,465                   $7,548                 1996
      Don Taylor                            President                 $163,340                   $4,899                 1995


Other Annual Compensation is comprised of the Company's matching 401K contribution and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401K Plan. In addition in 1997 the Company purchased insurance and paid for certain automobile costs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares owned by persons or entities who are known by management to have beneficially owned on March 31, 1995 more than 5% of the voting stock of the company, the number of shares beneficially owned on such date by each Director, and the number of shares owned by all Directors and officers of the company as a group. Messrs. Knepshield, Malinowski, Taylor and Wicks are presently Directors of the Company.

Name and Address                     Title of Class             # of Shares          % of Class

Michael Malinowski                    Preferred                      2,995               12.1
613 Aberdeen Drive                      Common                      40,256                3.3
Kennett Square, PA 19348

Don Taylor                            Preferred                     12,446               50.1
241 Upland  Road                        Common                     707,876               57.2
West Grove, PA 19390

George Kellam                         Preferred                         25                  *
1060 North State Street                 Common                           0                  *
Dover, DE 19901

William R. Knepshield                 Preferred                         50                  *
11 Roselawn Lane                        Common                           0                  *
Malvern, PA 19355

Albert Wicks                          Preferred                          0                  *
1604 Dogwood Drive                      Common                           0                  *
West Lawn, PA 19607

All Directors and Officers            Preferred                     15,516               62.5
as a Group                              Common                     748,132               60.4

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1(a) for information as to the Merger. See Item 8, Note N as to rent paid by the Company.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements and Schedules

          The financial statements and schedules listed in the accompanying Index to Financial Statements and Supplementary Financial Data on page 18 are filed as part of this Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     2.   Exhibits

          The exhibits listed on the accompanying Index to Exhibits on pages 43, 44 and 45 are filed as part of this Annual Report.

(b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

INDEX TO EXHIBITS

ITEM 14(c).

                                                                  Filed Herewith
Exhibits                                                             Page Number

2(a)(1)     Merger Agreement dated November 3, 1982 by and between
            the Registrant, Misdom-Frank Corporation and Argosy
            Capital Incorporated                                              **

2(a)(2)     Agreement of Purchase and Sale of Assets dated October
            31, 1985 between Sklar Purchasing Corporation, J. Sklar
            Mfg. Co., Inc., John Sklar, Alan Sklar, Burton J. Sklar,
            the Estate of Max H. Sklar, and the Residuary Trust
            u/w/o Max H. Sklar                                             *****

2(a)(3)     Agreement dated December 4, 1985 between Medco Group
            Incorporated, Sklar Purchasing Corporation and J. Sklar
            Mfg. Co., Inc.                                                 *****

2(a)(4)     Agreement to Purchase Assets of Dental Corporation of
            America                                                       ******

2(a)(5)     Agreement to Purchase Assets of the Herwig Division of
            General Medical Corporation and for a continuing
            marketing relationship                                      ********

2(a)(6)     Agreement to Purchase Assets of Sales and Marketing
            Specialists, Inc.

3(a)(1)     Restated Certificate of Incorporation of Registrant                *

3(a)(2)     Certificate of Amendment of Certificate of Incorporation
            of Registrant                                                    ***

3(b)(1)     By-Laws of Registrant                                           ****

3(b)(2)     Change name from Medco Group Incorporated to Sklar
            Corporation                                                  *******

            Subsidiaries of the Registrant                         Percentage of
 STATUS     Company Name and Address                                 Ownership

INACTIVE    Sklar Purchasing Corporation                               100%
            889 S. Matlack Street
            West Chester, PA 19382

INACTIVE    Sklar Surgical Instrument Corp.                            100%
            889 S. Matlack Street
            West Chester, PA 19382

INACTIVE    Ralks Ltd.                                                 100%
            889 S. Matlack Street
            West Chester, PA 19382

* Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended March 26, 1983.

** Incorporated by reference from Registrant's Current Report on Form 8-K dated November 11, 1982.

*** Incorporated by reference from Registrant's Registration Statement on Form S-1, No. 2-90189.

**** Incorporated by reference from Registrant's Current Report on Form 8-K dated November 29, 1984.

***** Incorporated by reference from Registrant's Current Report on Form 8-K dated December 19, 1985.

****** Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990.

******* Incorporated by reference from Registrant's Current Report on Form 8-K dated December 12, 1993.

******** Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKLAR CORPORATION
                                        (Registrant)

Dated:   July 14, 1997                  By:  s\DON TAYLOR
      ------------------------             -------------------------------
                                             Don Taylor
                                             President and Director

Dated:   July 14, 1997                  By:  s\MICHAEL MALINOWSKI
      ------------------------             -------------------------------
                                             Michael Malinowski
                                             Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:   July 14, 1997                  By:  s\DON TAYLOR
      ------------------------              -------------------------------
                                             Don Taylor
                                             President and Director

Dated:   July 14, 1997                  By:  s\MICHAEL MALINOWSKI
      ------------------------               ------------------------------
                                             Michael Malinowski
                                             Executive V. P. and Director

Dated:                                  By:
                                             ------------------------------
                                             Albert Wicks
                                             Director

Dated:   July 14, 1997                  By:  s\WILLIAM R. KNEPSHIELD
      ------------------------               ------------------------------
                                             William R. Knepshield
                                             Director

Dated:                                  By:
                                             ------------------------------
                                             George Kellam
                                             Director