Form 10QSB
period 1997-06-30
SKLAR CORP
filed 1997-08-20
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended  June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

          Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

            Class                                 Outstanding March 31, 1997
(Common stock, $0.10 par value)                            1,237,711

Transitional Small Business Disclosure Format (Check one): Yes ___  No X

                                SKLAR CORPORATION


                                      INDEX



                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1997 .......................................     3

         Statement of Income (Loss) -
                  three months ended June 30, 1997 and 1996 ...........     4

         Statement of Cash Flows -
                  three months ended June 30, 1997 and 1996 ...........     5

         Notes to condensed financial statements ......................   6-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................. 10-11


Part II   Other Information

         Item 1              Legal Proceedings ........................ 11-12

         Item 3               Defaults Upon Senior Securities .........    12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                         6/30/97
CURRENT ASSETS:
     Cash                                                       $5,208
     Accounts Receivable                                     2,855,247
     Inventories (Note 5)                                    3,974,358
     Prepaid Expenses                                          398,048
                                                           -----------
TOTAL CURRENT ASSETS                                         7,232,861

EQUIPMENT AND IMPROVEMENTS (Note 6)                            594,269
GOODWILL (Note 7)                                            1,972,839
OTHER ASSETS                                                   147,631
                                                           -----------
TOTAL ASSETS                                                $9,947,600
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                           $306,223
     Short-term Bank Borrowings (Note 2)                     2,942,089
     Current Portion-Long-Term Debt                            199,036
     Trade Accounts Payable                                  3,540,054
     Accrued Expenses
                                                                39,983
     Accrued Income Taxes                                       27,425
TOTAL CURRENT LIABILITIES                                    7,054,810

     Long-Term Debt (Note 3)                                   749,599
                                                           -----------
TOTAL LIABILITIES                                            7,804,409
                                                           -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                        248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                           0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                          123,771
     Additional Paid-in Capital                              2,106,482
     Deficit                                                   (87,310)
                                                           -----------
                                                             2,143,191

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                    $9,947,600
                                                           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                             For the Three months Ended
                                              6/30/97          6/30/96

Revenues:
   Net Sales (Note 10)                       $3,475,423       $3,066,529


Cost and Expenses:
  Cost of Goods Sold                          1,969,464        1,719,038
  Selling, General and Administrative         1,453,118        1,208,525
  Interest                                       98,977           78,884
                                            -----------      -----------

                                              3,521,559        3,006,447
                                            -----------      -----------

Income (Loss) before taxes                      (46,136)          60,083



Provisions for Income Taxes
  Currently Payable (Note 8)                          0            9,000
                                            -----------      -----------

Net Income (Loss)                               (46,136)          51,083
                                            -----------      -----------

Preferred Dividend Requirement (Note 9)          77,578           77,578
                                            -----------      -----------

Loss Applicable to Common Shares              $(123,714)        $(26,495)
                                            -----------      -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                 1,237,711        1,237,711
                                            -----------      -----------

Loss Per Share (Note 11)                         $(0.10)          $(0.02)
                                            ===========      ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                        For the Three months Ended
                                                         6/30/97          6/30/96
Net Cash Provided (used) by Operating Activities        (127,206)         427,336


Net Cash Provided (Used) by Investing Activities        (129,573)      (3,375,711)

Net Cash Provided (Used) by Financing Activities         254,481        2,747,985
                                                     -----------      -----------

Net Decrease in Cash                                      (2,298)        (200,390)
Cash at Beginning of Period                                7,506          128,869
                                                     -----------      -----------

Cash at End of Period                                     $5,208         $(71,521)
                                                     ===========      ===========



                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the period then ended.

NOTE 2 SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the June 30, 1997 borrowing totaled $3,156,370. Unused available credit at June 30, 1997 was $57,911. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's National Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At June 30, 1997 the BNCR was 8.50%. The interest expense on short-term bank borrowings for 1997 and 1996 amounted to $69,136 and $55,645, respectively.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock.

The loan agreement requires certain covenants to be meet by the Company. At June 30, 1997 the bank has waived compliance with these covenants.

NOTE 3 LONG-TERM DEBT

On November 18, 1994, coincident with the purchase of inventory from the Herwig Division of the General Medical Corporation, the Company entered into a short term borrowing agreement with Meridian Bank which, on December 28, 1994, was converted to a 60 month borrowing arrangement. The long-term agreement with Meridian Bank, guaranteed by the United States Small Business Administration
(SBA), provided for the Company to borrow $700,000 with interest at New York's Prime Rate plus 2.25% payable monthly. The prime rate was 8.50% at June 30, 1997. The principal is repayable in monthly amounts beginning in March 1995. The first three monthly principal payments were $50,000 and the remainder are $10,000 through December, 1999. This loan is secured by the Herwig inventory and all of the Company's other tangible and intangible assets.

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

         Effective May 31, 1996 the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) valued at $3,306,791. The purchase price is allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase is financed by $1,700,000 drawn against the Company's amended credit line agreement with Meridian Bank, $900,386 assumption of SMS liabilities and $706,405 of notes payable to the Seller. The Company is pursuing its legal rights regarding its acquisition of the business as a result of developments about which the company has become aware (See Item 1 (B)., Legal Matters under Part II, Other Information).

         The amended line of credit agreement with Meridian Bank establishes a new line of credit amount at $3,000,000 which is available to the Company to the extent collateral is available to support a borrowing amount. Collateral is comprised of 80% of qualifying accounts receivable and 50% of inventory. Accounts receivable must support at least 50% of the outstanding line of credit after December 1, 1996. In addition the Company must meet certain working capital, net worth and tangible net worth requirements at various times during the term of the line of credit agreement which expires at August 31, 1997. The $400,000 and $500,000 term loans payable to the Bank have been paid off by the line of credit. The interest rate on the line of credit is BNCR plus 1.25%. The Company is also required to provide for interest rate protection and will consider entering into forward purchase contracts for some of its Deutsche Mark obligations.

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

On November 18, 1994 the Company purchased the inventory of the Herwig Division of the General Medical Corporation (GMC) for $871,922. In addition, and as part of the purchase agreement, the Company entered into a marketing agreement to supply GMC with its medical instrument needs.

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

NOTE 7 GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over fifteen or twenty years, and catalog development costs are being amortized at various schedules ranging from 1 - 5 years for the three month period ended June 30, 1997 and 1996.

NOTE 8 INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carry-forwards and goodwill is reduced accordingly to reflect the utilization of the loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $1,946,000, which expire in 1998 ($910,000), 1999 ($50,000), 2000 ($14,000), 2001 ($461,000), and 2002
($511,000), are available as deductions from federal taxable income of future years.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 STOCKHOLDERS' EQUITY

As of June 30, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are authorized and outstanding.

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1997.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $76,897 in the three months ended June 30, 1997, and $59,298 in the three months ended June 30, 1996.

Income taxes paid amounted to $0 in the three months ended June 30, 1997, and $11,006 in the three months ended June 30, 1996.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the three months ended June 30

                            1997        1996

Net Sales                  100.0%      100.0%
Cost of Sales               56.7        56.1
Gross Profit                43.3        43.9
Selling, General and
  Admin. Expenses           41.8        39.4
Income Before
  Interest & Taxes           1.5         4.5
Interest Expense             2.8         2.6
Income Before
  Income Taxes               0.0         1.9
Net Income (Loss)           (1.3)        1.7


SALES

For the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996, sales were up $408,894 or 13.3%. This increase reflects the additional business attained as a result of the purchase agreement with SMS, the impact of the 1994 marketing agreement entered into with the Company's major customer and the success of the Company's approach to build sales through an emphasis on marketing and advertising.

COST OF SALES

Cost of sales as a percentage of sales increased 0.6% for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996. This increase results primarily from the mix of products sold. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1997 have increased $244,593 or 20.2% from the three month period ended June 30, 1996. The increase in these expenditures is a result of the general increase in the Company required by the additional sales volume and the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $ 20,093 or 25.5% for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996 due to increased average borrowing levels resulting from the acquisition on May 31, 1996 and the resulting increased accounts receivable and inventory. This impact was partly offset by a decline in the interest rate charged to the Company during the current fiscal year.

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

The company's purchase agreement with the former owner's of the business acquired from Surgical Medical Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar due to a government investigation and information supplied to us by the former principals of Surgical

                           PART II - OTHER INFORMATION

Medical Specialists, Inc. The principals and a relative of the SMS business who entered into employment agreements with Sklar have been terminated and certain other charges are being implemented within the Company as a result of this situation which may result in Sklar posting significant inventory write-offs as well as rendering the value of goodwill as zero.

Notes from the purchase assumed by the Sellers continue to be reflected as a liability, but the $200,000 payment scheduled for December 1, 1996 has not been paid. The management of the Company does not believe this will pose a threat to the Company's ability to continue in business, but it does believe it will have a significant impact on the benefit derived by the Company from the acquisition of the Surgical Medical Specialists, Inc. As a result of developments and information learned since acquisition Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals, their creditors and a firm they continue to own and operate.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on June 30, 1988 through 1997.







         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THE REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SKLAR CORPORATION


DON TAYLOR
PRESIDENT

August  19, 1997