Form 10QSB
period 1997-09-30
SKLAR CORP
filed 1997-11-14
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 1997

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

     Check whether the issuer (l) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes X          No ________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding September 30, 1997
   ----------------------------                ------------------------------
  (Common stock, $0.10 par value)                        1,237,711

Transitional Small Business Disclosure Format (Check one): Yes ________ No X

                                SKLAR CORPORATION


                                      INDEX

                                                                       Page No.

Part I Financial Information

         Balance Sheet -
              September 30, 1997 ..................................       3

         Statement of Income (Loss) -
              six months ended September 30, 1997 and 1996 ........       4

         Statement of Cash Flows -
              six months ended September 30, 1997 and 1996 ........       5

         Notes to condensed financial statements ..................   6 - 9

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................. 10 - 11


Part II  Other Information

         Item 1  Legal Proceedings ................................ 11 - 12

         Item 3  Defaults Upon Senior Securities ..................      12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                        9/30/97
CURRENT ASSETS:
     Cash                                                  $    33,012
     Accounts Receivable                                     2,656,423
     Inventories (Note 5)                                    3,773,837
     Prepaid Expenses                                          216,061
                                                           -----------
TOTAL CURRENT ASSETS                                         6,679,333

EQUIPMENT AND IMPROVEMENTS (Note 6)                            570,188
GOODWILL (Note 7)                                            1,979,468
OTHER ASSETS                                                   100,831
                                                           -----------
TOTAL ASSETS                                               $ 9,329,820
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                        $   162,068
     Short-term Bank Borrowings (Note 2)                     2,802,000
     Current Portion-Long-Term Debt                            208,822
     Trade Accounts Payable                                  2,426,526
     Accrued Expenses
                                                                66,890
     Accrued Income Taxes                                       30,686
                                                           -----------
TOTAL CURRENT LIABILITIES                                    5,696,993

     Other Liabilities                                         704,434
     Long-Term Debt (Note 3)                                   709,713
                                                           -----------

TOTAL LIABILITIES                                            7,111,139
                                                           -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       issued and outstanding 24,825 shares                        248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                           0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                          123,771
     Additional Paid-in Capital                              2,106,482
     Deficit                                                   (11,820)
                                                           -----------
                                                             2,218,681
                                                           -----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $ 9,329,820
                                                           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                      For the Six months Ended
                                                   9/30/97                 9/30/96
Revenues:
   Net Sales (Note 10)                           $ 6,903,869           $ 6,962,099


Cost and Expenses:
  Cost of Goods Sold                               3,932,599             3,885,183
  Selling, General and Administrative              2,728,508             2,814,350
  Interest                                           210,148               190,206
                                                 -----------           -----------

                                                   6,871,255             6,889,739
                                                 -----------           -----------

Income (Loss) before taxes                            32,614                72,360



Provisions for Income Taxes
  Currently Payable (Note 8)                           3,261                10,765
                                                 -----------           -----------

Net Income (Loss)                                     29,353                61,595
                                                 -----------           -----------

Preferred Dividend Requirement (Note 9)              155,156               155,156
                                                 -----------           -----------

Loss Applicable to Common Shares                 $  (125,803)          $   (93,561)
                                                 -----------           -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                      1,237,711             1,237,711
                                                 -----------           -----------

Loss Per Share (Note 11)                         $     (0.10)          $     (0.08)
                                                 ===========           ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                For the Six months Ended
                                                             9/30/97               9/30/96
Net Cash Provided (Used) by Operating Activities              163,225               667,059


Net Cash Provided (Used) by Investing Activities              (77,856)           (3,458,153)

Net Cash Provided (Used) by Financing Activities              (59,862)            2,662,225
                                                          -----------           -----------

Net Increase (Decrease) in Cash                                25,507              (128,869)
Cash at Beginning of Period                                     7,506               128,869
                                                          -----------           -----------

Cash at End of Period                                     $    33,013           $         0
                                                          ===========           ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for a $3,750,000 line of credit, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 1997 borrowing totaled $3,624,483. Unused available credit at September 30, 1997 was $171,640. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At September 30, 1997 the BNCR was 8.50%. The interest expense on short-term bank borrowings for 1997 and 1996 amounted to $137,963 and $135,798, respectively. The company is required to provide for interest rate protection.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock. In addition the company must meet certain working capital, net worth and tangible net worth requirements at various times during the line of credit agreement which expires June 30, 1998. At September 30, 1997, the bank has waived compliance with one of these covenants.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3   LONG-TERM DEBT

The company has a long-term borrowing arrangement with CoreStates Bank, guaranteed by the United States Small Business Administration, with a balance of $220,000 at September 30, 1997. The loan is payable in monthly installments of $10,000 plus interest at New York's Prime Rate plus 2.25% through December 1999. The prime rate was 7.75% at September 30, 1997. This loan is secured by the Herwig inventory and all of the company's other tangible and intangible assets.

The company has a long-term obligation to the former owner at Dental Corporation of America for $117,130 at September 30, 1997. Payments on this note are due at $5,000 per month including interest at 20.1%. The company has not made payments on this obligation since September 30, 1996, but continues to reflect the liability (see Item 1(A), Legal Matters under Part II, Other Information.)

         Effective May 31, 1996 the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) valued at $3,306,791. The purchase price was allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase was financed by $1,700,000 drawn against the Company's amended credit line agreement with CoreStates Bank, $900,386 assumption of SMS liabilities and $706,405 of notes payable to the Seller. The Company is pursuing its legal rights regarding its acquisition of the business as a result of developments about which the company has become aware (See Item 1
(B)., Legal Matters under Part II, Other Information).

         The liabilities assumed in this transaction are payable to vendors with whom there either is an already existing relationship or where there is expected to be a continuing relationship of that already established by SMS. These liabilities were payable by SMS under various trade term arrangements which do not bear interest. As a result of developments and information learned since acquisition, Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals and their creditors. As such, no payments have been made on these liabilities since September 1996, and they have been classified as Other Liabilities on the Balance Sheet.

         The notes payable to the seller of $706,405 bear interest at 9% and are payable in a lump sum amount of $200,000 on December 1, 1996 and then in eighteen equal installments of $33,333 commencing June 1, 1997. No payments have been made on these notes, but the balance has been reduced by the estimated value of inventory now in the possession of the United States Government.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, Misdom-Frank and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

In November 1994 the Company purchased the inventory of the Herwig Division of the General Medical Corporation (GMC). As part of the purchase agreement, the Company entered into a long-term marketing agreement to supply GMC with its medical instrument needs.

No changes have occurred in the company's business operations in the six months ended September 30, 1997.

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over fifteen or twenty years, and catalog development costs are being amortized at various schedules ranging from 1 - 5 years for the six month periods ended September 30, 1997 and 1996.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9   STOCKHOLDERS' EQUITY

As of September 30, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are issued and outstanding.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $151,273 in the six months ended September 30, 1997, and $162,808 in the six months ended September 30, 1996.

Income taxes paid amounted to $0 in the six months ended September 30, 1997, and $8,500 in the six months ended September 30, 1996.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30

                                 1997            1996

Net Sales                       100.0%          100.0%
Cost of Sales                    57.0            55.8
Gross Profit                     43.0            44.2
Selling, General and
  Admin. Expenses                39.5            40.4
Income Before
  Interest & Taxes                3.5             3.8
Interest Expense                  3.0             2.7
Income Before
  Income Taxes                    0.5             1.0
Net Income (Loss)                 0.4             0.9


SALES

For the six month period ended September 30, 1997 compared to the six month period ended September 30, 1996, sales were down $58,230 or 0.8%. This decrease reflects the difficulties with the SMS acquisition.

COST OF SALES

Cost of sales as a percentage of sales increased 1.2% for the six month period ended September 30, 1997 compared to the six month period ended September 30, 1996. This increase results primarily from the mix of products sold and the increasing competitive sales pressure. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six month period ended September 30, 1997 have decreased $85,842 or 3.1% from the six month period ended September 30, 1996. The decrease in these expenditures is a result of measures taken by management to remain competitive in this market which has decreasing gross margins. Payroll and Selling expenses have most notably decreased from the previous quarter.

INTEREST

Interest costs increased $ 19,942 or 10.5% for the six month period ended September 30, 1997 compared to the six month period ended September 30, 1996 due to increased average borrowing levels resulting from the acquisition on May 31, 1996 and the resulting increased accounts receivable and inventory. This impact was partly offset by the decline in principal amount owed on the SBA loan.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revolving line of credit with CoreStates Bank is considered adequate to meet the financing requirements of the Company in the foreseeable future.


                           PART II - OTHER INFORMATION


ITEM 1   LEGAL MATTERS

The company has filed suit against the former principal of DCA for violating terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. This suit will seek the return of all moneys paid to the former principal to date. This case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by legal counsel. Payments for this acquisition have been suspended since September 1996 pending the outcome of this case.

The company's purchase agreement with the former owners of the business acquired from Surgical Medical Specialists, Inc. (SMS) provided for disputes to be handled through arbitration. Certain products and inventory acquired from SMS are no longer being offered for sale by Sklar due to a government investigation and information supplied to us by the former principals of Surgical

                           PART II - OTHER INFORMATION

Medical Specialists, Inc. The principals and a relative of the SMS business who entered into employment agreements with Sklar have been terminated and certain other charges are being implemented within the Company as a result of this situation which may result in Sklar posting significant inventory write-offs as well as rendering the value of goodwill as zero.

The management of the Company does not believe these circumstances will pose a threat to the Company's ability to continue in business, but believes they will have a significant impact on the benefit derived by the Company from the acquisition of the Surgical Medical Specialists, Inc. As a result of developments and information learned since acquisition, Sklar's management is of the opinion that the principals and a relative defrauded Sklar, and accordingly, Sklar is seeking punitive damages from those individuals as well as asking the panel of arbitrators to cancel all moneys that Sklar owes to those principals, their creditors and a firm they continue to own and operate. Notes from the purchase and liabilities assumed from the Sellers continue to be reflected as liabilities, but no payments have been made.

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



SKLAR CORPORATION





/s/ Don Taylor
DON TAYLOR
PRESIDENT

November  3, 1997