Form 10QSB
period 1997-12-31
SKLAR CORP
filed 1998-02-20
CIK 64500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended            December 31, 1997

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

                 Class                          Outstanding December 31, 1997
     (Common stock, $0.10 par value)                        1,237,711

Transitional Small Business Disclosure Format (Check one): Yes ________ No X

                                SKLAR CORPORATION

                                      INDEX

                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 1997 ...................................... 3

         Statement of Income (Loss) -
                  nine months ended December 31, 1997 and 1996 ........... 4

         Statement of Cash Flows -
                  nine months ended December 31, 1997 and 1996 ........... 5

         Notes to condensed financial statements ..................... 6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............. 10 - 11


Part II   Other Information

         Item 1              Legal Proceedings ..................... 11 - 12

         Item 2               Defaults Upon Senior Securities ........... 12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                      12/31/97
CURRENT ASSETS:
     Cash                                               $      94,015
     Accounts Receivable                                    2,554,764
     Inventories (Note 5)                                   3,606,559
     Prepaid Expenses                                         307,995
                                                          -----------
TOTAL CURRENT ASSETS                                        6,563,333

EQUIPMENT AND IMPROVEMENTS (Note 6)                           593,367
GOODWILL (Note 7)                                           1,939,675
OTHER ASSETS                                                   89,175
                                                          -----------
TOTAL ASSETS                                              $ 9,185,550
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                          $180,850
     Short-term Bank Borrowings (Note 2)                    2,694,000
     Current Portion-Long-Term Debt                           220,131
     Trade Accounts Payable                                 2,371,612
     Accrued Expenses                                          33,846
     Accrued Income Taxes                                           0
                                                          -----------
TOTAL CURRENT LIABILITIES                                   5,500,439
                                                          ===========

     Other Liabilities                                        704,434
     Long-Term Debt (Note 3)                                  668,404
                                                          -----------

TOTAL LIABILITIES                                           6,873,277
                                                          -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       issued and outstanding 24,825 shares                      248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                         0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                        123,771
     Additional Paid-in Capital                            2,106,482
     Retained Earnings                                        81,772
                                                         -----------
                                                           2,312,273

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $ 9,185,550
                                                         ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                For the Nine Months Ended
                                               12/31/97          12/31/96
Revenues:
   Net Sales (Note 10)                       $10,306,783       $10,667,769


Cost and Expenses:
  Cost of Goods Sold                           5,876,449         5,887,746
  Selling, General and Administrative          3,983,422         4,390,852
  Interest                                       310,306           282,763
                                            ------------      ------------

                                              10,170,177        10,561,361
                                            ------------      ------------

Income before taxes                              136,606           106,408


Provisions for Income Taxes
  Currently Payable (Note 8)                      13,661            18,136
                                            ------------      ------------

Net Income                                       122,945            88,272
                                            ------------      ------------

Preferred Dividend Requirement (Note 9)          232,734           232,734
                                            ------------      ------------

Loss Applicable to Common Shares               $(109,789)        $(144,462)
                                            ------------      ------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                  1,237,711         1,237,711
                                            ------------      ------------

Loss Per Share (Note 11)                          $(0.09)           $(0.12)
                                            ============      ============

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                  12/30/97       12/31/96
Net Cash Provided (Used) by Operating Activities                  445,569        1,050,646


Net Cash Provided (Used) by Investing Activities                 (179,979)      (3,505,845)

Net Cash Provided (Used) by Financing Activities                 (179,081)       2,352,393
                                                              -----------      -----------

Net Increase (Decrease) in Cash                                    86,509         (102,806)
Cash at Beginning of Period                                         7,506          128,869
                                                              -----------      -----------

Cash at End of Period                                             $94,015          $26,063
                                                              ===========      ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for a $3,750,000 line of credit, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the December 31, 1997 borrowing totaled $3,164,110. Unused available credit at December 31, 1997 was $354,640. The amount of available credit line is dependent upon the balance of qualifying accounts receivable and inventory and is therefore subject to change.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At December 31, 1997 the BNCR was 8.50%. The interest expense on short-term bank borrowings for 1997 and 1996 amounted to $203,445 and $200,827, respectively. The company is required to provide for interest rate protection.

The terms of the borrowing agreement state that the Company may not, without prior consent of the lender, declare or pay any dividends or incur additional debt or obligations. The Company's President, Mr. Don Taylor, personally guaranteed all obligations under this agreement secured by a lien on his personal assets and his common and preferred shares of the Company's stock. In addition the company must meet certain working capital, net worth and tangible net worth requirements at various times during the line of credit agreement which expires July 31, 1998.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3   LONG-TERM DEBT

The company has a long-term borrowing arrangement with CoreStates Bank, guaranteed by the United States Small Business Administration, with a balance of $190,000 at December 31, 1997. The loan is payable in monthly installments of $10,000 plus interest at New York's Prime Rate plus 2.25% through December 1999. The prime rate was 7.75% at December 31, 1997. This loan is secured by the Herwig inventory and all of the company's other tangible and intangible assets.

The company has a long-term obligation to the former owner at Dental Corporation of America for $117,130 at December 31, 1997. Payments on this note are due at $5,000 per month including interest at 20.1%. The company has not made payments on this obligation since September 30, 1996, but continues to reflect the liability (see Item 1(A), Legal Matters under Part II, Other Information.)

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


SUBSEQUENT EVENT TO LONG TERM DEBT

On January 19, 1998 the company reached a settlement with the principals of Surgical Medical Specialist, Inc. Details of this financial settlement will be reflected in the year end financial statements.

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

No changes have occurred in the company's business operations in the nine months ended December 31, 1997.

NOTE 5   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Gross profit percentage reflects management's estimates of currently realized profit, including historical averages.

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over fifteen or twenty years, and catalog development costs are being amortized at various schedules ranging from 1 - 5 years for the nine month periods ended December 31, 1997 and 1996.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8   INCOME TAXES, continued

which  expire  in  1998  ($910,000),   1999  ($50,000),   2000  ($14,000),  2001
($461,000), and 2002 ($511,000), are available as deductions from federal taxable income of future years.

NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are outstanding. Of the Series A Convertible Preferred Stock, 24,825 shares are issued and outstanding.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $151,273 in the nine months ended December 31, 1997, and $162,808 in the nine months ended December 31, 1996.

Income taxes paid amounted to $30,895 in the nine months ended December 31, 1997, and $8,500 in the nine months ended December 31, 1996.

NOTE 13 SUBSEQUENT EVENT

On January 19, 1998 the company reached a settlement with the principals of Surgical Medical Specialist, Inc. Details of this financial settlement will be reflected in the year end financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                            1997       1996

Net Sales                  100.0%     100.0%
Cost of Sales               57.0       55.2
Gross Profit                43.0       44.8
Selling, General and
  Admin. Expenses           38.7       41.2
Income Before
  Interest & Taxes           4.3        3.6
Interest Expense             3.0        2.7
Income Before
  Income Taxes               1.3        0.9
Net Income                   1.2        0.8


SALES

For the nine month period ended December 31, 1997 compared to the nine month period ended December 31, 1996, sales were down $360,986 or 3.4%. This decrease reflects the difficulties with the SMS acquisition.

COST OF SALES

Cost of sales as a percentage of sales increased 1.8% for the nine month period ended December 31, 1997 compared to the nine month period ended December 31, 1996. This increase results primarily from the mix of products sold and the increasing competitive sales pressure. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine month period ended December 31, 1997 have decreased $407,430 or 9.3% from the nine month period ended December 31, 1996. The decrease in these expenditures is a result of measures taken by management to remain competitive in this market which has decreasing gross margins. Selling expenses have most notably decreased from previous quarters.

INTEREST

Interest costs increased $ 27,543 or 9.8% for the nine month period ended December 31, 1997 compared to the nine month period ended December 31, 1996 due to increased average borrowing levels resulting from the acquisition on May 31, 1996 and the resulting increased accounts receivable and inventory. This impact was partly offset by the decline in principal amount owed on the SBA loan.

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

(B) On January 19, 1998 the company reached a settlement with the principals of Surgical Medical Specialist, Inc. Details of this financial settlement will be reflected in the year end financial statements.

(C) On January 12, 1998 the company served a Writ of Summons against a former CFO of the company. Management is currently reviewing the issues with corporate council.

                                SKLAR CORPORATION
                           PART II - OTHER INFORMATION


ITEM 2   DEFAULTS UPON SENIOR SECURITIES

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

February 12, 1998