Form 10KSB40/A
period 1997-03-31
SKLAR CORP
filed 1998-06-22
CIK 64500

FORM 10-KSB/A No. 1

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

Product Line Sales Contribution Summary

     The company has two product lines, surgical and orthodontic. Surgical instruments and products are marketed through the Herwig, Sklar, MFI and Simpson/Bayse names. Orthodontic instruments and products are marketed through the DCA name. For each of the two years ended March 31, 1997 and 1996 the surgical and orthodontic product lines contributed the following percentages of total net sales of the Company:


                                                      1997       1996
          Surgical instruments and products           93.9%      90.5%
          Orthodontic instruments and products         6.1        9.5
                                                   -------    -------
                                                     100%       100%
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

     The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:


              Income and Expense Items as a Percentage of Net Sales
                              Years Ended March 31,

                             1997          1996
Net Sales                   100.0%        100.0%
Cost of Sales                57.0          50.9
Gross Profit                 43.0          49.1
Selling, General &
  Admin. Expenses            38.7          44.3
Other Expense                 0.0           0.0
Income before
  Interest & Taxes            4.2           4.8
Interest Expense              2.8           3.2
Income Before
  Income Taxes                1.5           1.6
Net Income                    1.3           1.3


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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements
and Supplementary Financial Data                                            Page



      Independent Auditors' Report ...........................................17

Financial Statements:

      Consolidated Balance Sheets as of March 31, 1997........................18
      Consolidated Statements of Income
         for the years ended March 31, 1997 and 1996 .........................19
      Consolidated Statements of Stockholder's Equity
         for the years ended March 31, 1997 and 1996..........................20
      Consolidated Statements of Cash Flows
         for the years ended March 31, 1997 and 1996 .........................21
      Notes to Consolidated Financial Statements .............................22

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Sklar Corporation
West Chester, Pennsylvania

We have audited the accompanying consolidated balance sheet of Sklar Corporation as of March 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sklar Corporation as of March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note U to the financial statements, certain errors resulting in an understatement of previously reported income and earnings per common share in various years between 1985 and 1994, were discovered by management of the Company following the current year. Accordingly, the 1997 and 1996 financial statements have been restated to correct the error.



                                            STOCKTON BATES & COMPANY, P.C.
                                             Certified Public Accountants


Lancaster, Pennsylvania
July 3, 1997

March 9, 1998 (with respect to Note U)

                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31
ASSETS                                                              1997
CURRENT ASSETS:
     Cash (Note C)                                              $     7,506
     Accounts Receivable (Note D)                                 2,467,535
     Inventories (Note E)                                         4,128,912
     Prepaid Expenses                                               238,311
                                                                -----------
TOTAL CURRENT ASSETS                                              6,842,264

EQUIPMENT AND IMPROVEMENTS (Note F)                                 554,385
GOODWILL (Notes B, G and I)                                       2,012,213
OTHER ASSETS (Note G)                                               176,983
                                                                -----------
TOTAL ASSETS                                                    $ 9,585,845
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                             $   198,243
     Short-term Bank Borrowings (Note H)                          2,768,088
     Current Portion-Long-Term Debt (Note J)                        178,094
     Current Portion-Capital Lease Obligation (Note N)                    0
     Trade Accounts Payable (Note K)                              3,217,304
     Accrued Expenses                                               209,322
     Accrued Income Taxes (Note I)                                   27,425
                                                                -----------
TOTAL CURRENT LIABILITIES                                         6,598,476
     Long-term Debt (Note H and J)                                  798,041
     Other Liabilities (Note K)                                           0
                                                                -----------
TOTAL LIABILITIES                                                 7,396,517
                                                                -----------

COMMITMENTS AND
     CONTINGENT LIABILITIES (Notes B, N and L)                            0
STOCKHOLDERS' EQUITY (Notes B, L and M):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued and 21,954 shares outstanding                      248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                                0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; 1,237,711 issued
        and 744,423 shares outstanding                              123,771
     Additional Paid-in Capital                                   2,106,482
     Retained Earnings                                              109,865
                                                                -----------
                                                                  2,340,366

     Less: Treasury Stock                                          (151,038)

TOTAL STOCKHOLDER'S EQUITY                                        2,189,328
                                                                -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 9,585,845
                                                                ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Year Ended March 31
                                                            1997                  1996
Net Sales (Note P)                                     $ 14,325,963           $  9,400,019

  Cost of Goods Sold                                      8,162,770              4,784,355
                                                       ------------           ------------

Gross Profit                                              6,163,193              4,615,664

  Selling, General and Administrative Expense             5,549,876              4,168,081
                                                       ------------           ------------

Income from Operations                                      613,317                447,583

Other Income (Expenses):
  Other                                                      (5,748)                     0
  Interest                                                 (395,331)              (302,698)
                                                       ------------           ------------
       Other Expenses - Net                                (401,079)              (302,698)
                                                       ------------           ------------

Income before Taxes                                         212,239                144,885

Provisions for Taxes Currently Payable
  State                                                     (32,200)               (23,180)
                                                       ------------           ------------

Net Income                                                  180,039                121,705

Preferred Dividend Requirement (Note L)                     274,425                274,425
                                                       ------------           ------------

Loss Applicable to Common Shares                       $    (94,386)          $   (152,720)
                                                       ============           ============


Per Share Data:
  Weighted Ave. Common Shares Outstanding                   744,423                744,423

  Loss Per Share                                       $       (.13)          $       (.21)
                                                       ============           ============

                        See notes to financial statements

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Retained
                             Series A        Series A                     Additional        Earnings                        Total
                           Convertible    subordinated      Common         Paid-in        (Accumulated      Treasury   Stockholders'
                            Preferred      Conv. Prfd        Stock         Capital           Deficit)         Stock         Equity
Balance, March 31, 1995          248               0           123,771      2,106,482        (191,879)      ($151,038)    1,887,584

Net Income for the fiscal
year ended March 31, 1996                                                                     121,705                       121,705
                             -------         -------         ---------    -----------      ----------     -----------   -----------
Balance, March 31, 1996          248               0           123,771      2,106,482      $  (70,174)      ($151,038)  $ 2,009,289

Net Income for the fiscal
year ended March 31, 1997                                                                     180,039                       180,039
                             -------         -------         ---------    -----------      ----------     -----------   -----------
Balance, March 31, 1997      $   248            $  0         $ 123,771    $ 2,106,482      $ (109,865)      ($151,038)  $ 2,189,328
                             =======         =======         =========    ===========      ==========     ===========   ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                             For the Year Ended March 31
                                                               1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $   180,039      $   121,705
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Depreciation and amortization                        463,102          468,673
         Provision for losses and returns
             on accounts receivable                            54,000           32,093
         Loss on abandonment of assets                          5,748
         Change in operating assets and liabilities:
              (Increase) in accounts receivable            (1,111,516)        (269,814)
              (Increase)Decrease in inventory                 585,423          170,795
              (Increase) Decrease in prepaid expenses        (215,676)           5,655
              Increase(Decrease) in accounts payable          559,090          (88,250)
              Increase in accrued expenses                    104,421            8,787
              Increase (Decrease)in income taxes               16,759            3,025
                                                          -----------      -----------
              Total Adjustments                               461,350          330,964
                                                          -----------      -----------

         Net cash provided by operations                      641,389          452,669
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                (236,823)        (153,641)
         Acquisition of SMS                                (1,700,000)              --
         Intangible Assets                                    (54,083)               0
                                                          -----------      -----------
         Net cash used in investing activities             (1,990,906)        (153,641)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                           198,243
     Net borrowing (payments)
         on line-of-credit agreement                         (410,734)         110,000
     Borrowing on credit line for acquisition               1,700,000               --
     Principle payments on long-term debt
         and capital leases                                  (259,355)        (399,276)
                                                          -----------      -----------
              Net cash provided by (used in)
              financing activities                          1,228,154         (289,276)
                                                          -----------      -----------

NET INCREASE(DECREASE) IN CASH                               (121,363)           9,752
CASH BEGINNING OF YEAR                                        128,869          119,117
                                                          -----------      -----------

CASH END OF THE YEAR                                      $     7,506      $   128,869
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

Treasury Stock

     Treasury stock is recorded at cost.

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

     The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                              March 31, 1997
                                        Carrying        Estimated
                                         Amounts        Fair Value
               Cash                     $  7,506        $  7,506
               Long-term debt           $976,135        $991,619
               Other liabilities        $ 61,971        $ 58,819

D.   Accounts Receivable:

Accounts receivable consist of the following:                                     March 31
                                                                                    1997
               Trade Receivables                                                 $ 2,337,642
               Other Receivables (including a related party receivable of
                    $238,556 in 1997)                                                235,807
                                                                                 -----------
                                                                                   2,573,449
               Allowance for Doubtful Accounts and Sales Returns                    (105,914)
                                                                                 -----------
                                                                                 $ 2,467,535
                                                                                 ===========

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


E.   Inventories:

Inventories consist of the following:                                                   March 31
                                                                                          1997
Sklar, Herwig, SMS and MFI Surgical Instruments from Germany (including customs
     and freight of $148,425 in 1997)                                                  $ 2,194,353
Sklar, Herwig, SMS and MFI Surgical Instruments not
     from Germany (including freight of $124,211)                                        2,210,273
DCA Products (including freight of $3,417)                                                 174,286
                                                                                       -----------
                                                                                         4,578,912
Less Valuation Allowance                                                                  (450,000)
                                                                                       -----------
                                                                                       $ 4,128,912
                                                                                       ===========

     During 1997 the Company made a change in accounting and eliminated certain elements of overhead as part of the total inventory valuation. Operating costs included in inventory amounted to $232,697 at March 31, 1996. Inventory overhead of $298,929 is excluded from inventory in 1997. Total operating costs incurred relating to inventory during 1997 and 1996 amounted to $564,977 and $378,175, respectively. The dollar effect of the change in the statement of income amounts to $298,929 in 1997 and $1,287 in 1996, respectively.

F.   Equipment and Improvements:

Equipment and improvements consist of the following:                       March 31
                                                                             1997
Furniture and Equipment (including assets acquired under
     capital leases of $40,713)                                          $   846,866
Leasehold Improvements                                                       259,617
                                                                         -----------
                                                                           1,106,483
Less Accumulated Depreciation and Amortization
     (including amounts applicable to assets acquired
     under capital leases of $20,357)                                       (552,098)
                                                                         -----------
                                                                         $   554,385
                                                                         ===========

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

F.   Equipment and Improvements, (continued):

     Depreciation and amortization expense for equipment and improvements, including assets acquired under capital leases, amounted to $120,917 in 1997 and $112,962 in 1996.

G.   Goodwill and Other Assets:

Other assets consist of the following:
                                       March 31
                                         1997
Catalog Development Costs (Net)        $130,142
Acquisition Costs (Net)                  45,068
Patents (Net)                             1,773
                                       --------
                                       $176,983
                                       ========

     The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                    Amortization Expense
                                            Life in Years            1997          1996
Goodwill                                        15-20             $ 138,163     $  65,526
Catalog Development Costs                     11/2 - 5              186,685       237,145
Acquisition Costs                                 5                  16,428        52,131
Patents                                        16 1/2                   909           909
                                                                  ---------     ---------
                 TOTAL                                             $342,185      $355,711
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

     At March 31, 1997 the Company had outstanding borrowings of $2,768,088 and the Prime Rate was 8.50%. The interest expense on short-term bank borrowings for 1997 and 1996 amounted to $226,394 and $152,117, respectively.

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

carry-forwards and additional post-merger operating losses totaling approximately $1,946,000, which expire in tax years, 1998 ($910,000), 1999 ($50,000), 2000 ($14,000), 2001 ($461,000), and 2002 ($511,000), are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carry-forwards will be used to reduce goodwill as the benefit is realized. There are no net operating loss carry-forwards available for state tax purposes. In fiscal 1997 and 1996, $308,000 and $211,000 of the available federal net operating loss carry-forward was applied to reduce the federal taxable income. As a result, no federal income tax was paid by the Company in these years. The Company's federal tax filings for all years through March 31, 1993 have been audited by the Internal Revenue Service.

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

         Deferred tax assets and liabilities are as follows:
                                              March 31, 1997
          Total deferred tax asset               $615,574
          Less valuation allowance                607,408
                                                 --------
                   Net deferred tax asset           8,166

          Total deferred tax liability              8,166
                                                 --------

          Total deferred tax asset               $      0
                                                 ========

     The net change in the valuation allowance for the year ended March 31, 1997 was a reduction of $80,879.

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

Debt outstanding at March 31,                                    1997
Corestates Bank, 36 month term loan, interest at
                  BNCR plus 2.5%
Corestates Bank, 30 month term loan, interest at
                  BNCR plus 2.25%
Seller Notes from SMS acquisition, net of reduction(1)        $  579,005
SBA Loan, 60 month term loan, interest at
                  Prime Rate plus 2.25%                          280,000
DCA Note, interest at 20.1%                                      117,130
                                                              ----------
                                                              $  976,135
Less Current Portion                                             178,094
                                                              ----------
Total Long-term Debt                                          $  798,041
                                                              ==========

     The aggregate maturities for the next five years of all long-term debt are as follows at March 31, 1997:

          For the Year ending March 31,        1998        $178,094
          For the Year ending March 31,        1999        $160,010
          For the Year ending March 31,        2000        $ 69,026
          For the Year ending March 31,        2001        $      0
          Other (1)                                        $579,005
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

L.   Stockholders' Equity:

     On March 17, 1984, the Board of Directors of the Company resolved that Series A Convertible Preferred Stock, $.01 par value, be authorized. During the year ended March 31,1985, 25,000 units consisting of 1 share of Series A Convertible Preferred Stock plus 8 shares of common stock were sold. Each share of preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30 only if declared by the Board of Directors. Dividends in arrears on preferred stock were $3,044,950 at March 31, 1997. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference at $100 per share, $2,195,400 aggregate, plus cumulative dividends.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

N.   Lease Commitments:

     In April 1992 the Company moved to a new location at 889 South Matlack Street under a renewable four-year lease for office and warehouse space with J.
B. Associates, a related party described in Note O below. During fiscal 1996 the lease with J.B. Associates was renegotiated and extended at a rate of $16,317 per month. Effective October 1, 1996 the Company took over additional available space at its present address and the monthly rental payment increased to $19,400 per month. The Company also leases certain equipment under various agreements. The Company pays no contingent rentals under these leases, nor do they contain any purchase options or significant escalation clauses. Total rent expense for the years ending March 31, 1997 and 1996 was $206,642 and $228,857, respectively.

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
                                                    ========        ========

O.   Related Party Transactions:

     The Company has the following transactions with related parties:

(1) The partners in J.B. Associates are directors of Sklar Corporation. Rent that has been paid for this building was $196,800 in 1997 and $195,800 in 1996.

(2) The Company has outstanding notes receivable from current officers and directors amounting to $199,952 at March 31, 1997 as listed in Note C.

(3) The Company supplies instruments to two companies whose board of directors include directors of Sklar. Sales to the customers amounted to $50,448 during 1997 and $38,078 during 1996. The amounts due from these companies at March 31, 1997 included in trade receivables is $11,923. Purchases from these companies amounted to $238 during 1997 and $21,608 during 1996. The amount due to these vendors at March 31, 1997, included in trade accounts payable, is $0.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997
                                   (Continued)

O.   Related Party Transactions, (continued):

(4) In 1997 and 1996 the Company purchased $281,940 and $228,694, respectively for repair and other services from T/S Instrument Co., Inc. ("T/S"), a company in which the President was a minority shareholder until 1995. During 1995, the President sold his minority interest in T/S in exchange for cash and the right to receive twenty-percent (20%) of the revenues of T/S for a period of 15 years. The President received $110,353 and $97,590 pursuant to the agreement with T/S for fiscal years 1997 and 1996, respectively. At March 31, 1997 the Company has advanced $82,187 to T/S.

(5) During 1997 the Company paid $61,500 to the former wife of the President.

P.   Significant Customer Information:

     Two customers of the Company provided significant sales volume in 1997 and 1996. During these fiscal years sales to one customer comprised 13.1% and 12.4%, respectively, of the Company's total sales. As a result of the November 1994 marketing agreement with General Medical Corporation (see Note B.), sales to them comprised 35.3% and 36.7% of the Company's 1997 and 1996 sales, respectively.

Q.   Employee Benefit Plans:

     The Company maintains a 401(k) savings-sharing plan for the benefit of its employees. Payments under the contributory plan administered by an independent trustee are made on a basis of percentage of the employees' contributions. Eligible employees are those with more than one year of service to the Company who work more than 1000 hours per year. Company contributions to the plan amounted to $60,609 in 1997 and $33,574 in 1996. In addition $45,000 was paid to the profit sharing aspect of the plan during 1997. Of this amount $15,000 was recognized as an expense in 1996 and $30,000 in 1997.

R.   Advertising Costs:

     The Company policy is to expense advertising costs as incurred.

S.   Foreign Currency Transaction and Translation Gains (Losses):

     Gains and (losses) recognized from foreign currency activity amounted to $135,062 and $60,688 in 1997 and 1996, respectively.

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

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company refinanced $500,000 in 1996 of its short term bank borrowings to long-term debt. The remaining balances of these notes were absorbed into the credit line at June 4, 1996.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid amounted to $ 324,109 in 1997 and $297,364 in 1996.

     Income taxes paid amounted to $11,236 in 1997 and $18,329 in 1996.

U.   Prior Period Adjustment:

     During 1998 the Company undertook a comprehensive evaluation of stock activity that had occurred during the last several years. As a result of that evaluation it was determined that during the period between 1985 and 1994 stock had been purchased by the Company in varying amounts from various sources but registration to the Company's name was not completed. Payment made for these purchases were expensed when made (2,871 shares of preferred and 493,288 shares of common were determined to be treasury stock). The cumulative effect of the error was an understatement of earnings and treasury stock in the amount of $151,038. Because of this reported income and earnings per common share had been erroneously computed and reported. Accordingly, a prior period adjustment in the amount of $151,038 has been made to increase retained earnings (reduce accumulated deficit) and record treasury stock as indicated on the balance sheet. Total stockholder's equity has not changed as a result of this adjustment and previously reported earnings would not have increased greater than $43,000 in any single year. Income and earnings per common share have been recomputed in the accompanying financial statements as a result of this error.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this item is not applicable to the Company.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

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

ITEM 10.  EXECUTIVE COMPENSATION


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address                     Title of Class             # of Shares          % of Class

Michael Malinowski                    Preferred                      7110               32.4
613 Aberdeen Drive                      Common                     60,024                8.1
Kennett Square, PA 19348

Don Taylor                            Preferred                     6,550               29.8
241 Upland  Road                        Common                    197,915               26.6
West Grove, PA 19390

George Kellam                         Preferred                        25                  *
1060 North State Street                 Common                          0                  *
Dover, DE 19901

William R. Knepshield                 Preferred                        50                  *
11 Roselawn Lane                        Common                          0                  *
Malvern, PA 19355

Albert Wicks                          Preferred                         0                  *
1604 Dogwood Drive                      Common                          0                  *
West Lawn, PA 19607

All Directors and Officers            Preferred                    13,735               62.5
as a Group                              Common                    257,939               34.6

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1(a) for information as to the Merger. See Item 7, Note N as to rent paid by the Company.

                                     PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

ITEM 13(c).

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