Form 10QSB/A
period 1997-06-30
SKLAR CORP
filed 1998-06-30
CIK 64500

FORM 10-QSB/A NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended            June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________________ to ________________

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

          Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X           No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ________      No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding March 31, 1997
 (Common stock, $0.10 par value)                        746,207

Transitional Small Business Disclosure Format (Check one):  Yes ___ No  X

                                SKLAR CORPORATION


                                      INDEX



                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1997 ..............................................3

         Statement of Income (Loss) -
                  three months ended June 30, 1997 and 1996 ..................4

         Statement of Cash Flows -
                  three months ended June 30, 1997 and 1996 ..................5

         Notes to condensed financial statements .........................6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................10 - 11


Part II   Other Information

         Item 1    Legal Proceedings ...................................11 - 12

         Item 3    Defaults Upon Senior Securities ..........................12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                            6/30/97
CURRENT ASSETS:
     Cash                                                           $5,208
     Accounts Receivable                                         2,855,247
     Inventories (Note 5)                                        3,974,358
     Prepaid Expenses                                              398,048
                                                               -----------
TOTAL CURRENT ASSETS                                             7,232,861

EQUIPMENT AND IMPROVEMENTS (Note 6)                                594,269
GOODWILL (Note 7)                                                1,972,839
OTHER ASSETS                                                       147,631
                                                               -----------
TOTAL ASSETS                                                    $9,947,600
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                               $306,223
     Short-term Bank Borrowings (Note 2)                         2,942,089
     Current Portion-Long-Term Debt                                199,036
     Trade Accounts Payable                                      3,540,054
     Accrued Expenses                                               39,983
     Accrued Income Taxes                                           27,425
                                                               -----------
TOTAL CURRENT LIABILITIES                                        7,054,810

     Long-Term Debt (Note 3)                                       749,599
                                                               -----------
TOTAL LIABILITIES                                                7,804,409
                                                               -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued and 21,954 shares outstanding                     248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                               0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; 1,237,711 issued and
        744,423 outstanding shares                                 123,771
     Additional Paid-in Capital                                  2,106,482
     Retained Earnings                                              63,728
                                                               -----------
                                                                 2,294,229
     Less: Treasury Stock                                          151,038
                                                               -----------
                                                                 2,143,191

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                        $9,947,600
                                                               ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                              For the Three months Ended
                                               6/30/97         6/30/96

Revenues:
   Net Sales (Note 10)                       $3,475,423       $3,066,529


Cost and Expenses:
  Cost of Goods Sold                          1,969,464        1,719,038
  Selling, General and Administrative         1,453,118        1,208,525
  Interest                                       98,977           78,884
                                            -----------      -----------

                                              3,521,559        3,006,447
                                            -----------      -----------

Income (Loss) before taxes                      (46,136)          60,083



Provisions for Income Taxes
  Currently Payable (Note 8)                          0            9,000
                                            -----------      -----------

Net Income (Loss)                               (46,136)          51,083
                                            -----------      -----------

Preferred Dividend Requirement (Note 9)          68,606           68,606
                                            -----------      -----------

Loss Applicable to Common Shares              $(114,742)        $(17,523)
                                            -----------      -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                   744,423          744,423
                                            -----------      -----------

Loss Per Share (Note 11)                         $(0.15)          $(0.02)
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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9   STOCKHOLDERS' EQUITY

As of June 30, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are issued and 744,423 are outstanding. Of the 35,000 shares of Series A Convertible Preferred Stock authorized, 24,825 are issued and 21,954 are outstanding.

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



SKLAR CORPORATION





/S/Don Taylor
DON TAYLOR
PRESIDENT

August  19, 1997