Form 10QSB/A
period 1997-09-30
SKLAR CORP
filed 1998-06-30
CIK 64500

FORM 10-QSB/A NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended            September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

          Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X     No _____

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

                  Class                       Outstanding September 30, 1997
    (Common stock, $0.10 par value)                      746,207

Transitional Small Business Disclosure Format (Check one):  Yes __   No  X

                                SKLAR CORPORATION

                                      INDEX

                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1997 ......................................3

         Statement of Income (Loss) -
                  six months ended September 30, 1997 and 1996 ............4

         Statement of Cash Flows -
                  six months ended September 30, 1997 and 1996 ............5

         Notes to condensed financial statements ......................6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...............10 - 11


Part II   Other Information

         Item 1   Legal Proceedings .................................11 - 12

         Item 3   Defaults Upon Senior Securities ........................12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                 9/30/97
CURRENT ASSETS:
     Cash                                                           $   33,012
     Accounts Receivable                                             2,656,423
     Inventories (Note 5)                                            3,773,837
     Prepaid Expenses                                                  216,061
                                                                    ----------
TOTAL CURRENT ASSETS                                                 6,679,333

EQUIPMENT AND IMPROVEMENTS (Note 6)                                    570,188
GOODWILL (Note 7)                                                    1,979,468
OTHER ASSETS                                                           100,831
                                                                    ----------
TOTAL ASSETS                                                        $9,329,820
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash
Overdraft
                                                                    $  162,068
     Short-term Bank Borrowings (Note 2)                             2,802,000
     Current Portion-Long-Term Debt                                    208,822
     Trade Accounts Payable                                          2,426,526
     Accrued
Expenses
                                                                        66,890
     Accrued Income Taxes                                               30,686
                                                                    ----------
TOTAL CURRENT LIABILITIES                                            5,696,993

     Other Liabilities                                                 704,434
     Long-Term Debt (Note 3)                                           709,713
                                                                    ----------
TOTAL LIABILITIES                                                    7,111,139
                                                                    ----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
      $.01 per share, authorized,
       35,000 shares; 24,825 issued and 21,954 shares
       outstanding                                                         248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                                   0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued 1,237,711,
        744,423 outstanding                                            123,771
     Additional Paid-in Capital                                      2,106,482
     Retained Earnings                                                 139,218
                                                                    ----------
                                                                     2,369,719
     Less: Treasury Stock                                              151,038
                                                                    ----------
                                                                     2,218,681

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                            $9,329,820
                                                                    ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                        For the Six months Ended
                                                    9/30/97                9/30/96
Revenues:
   Net Sales (Note 10)                           $ 6,903,869           $ 6,962,099


Cost and Expenses:
  Cost of Goods Sold                               3,932,599             3,885,183
  Selling, General and Administrative              2,728,508             2,814,350
  Interest                                           210,148               190,206
                                                 -----------           -----------

                                                   6,871,255             6,889,739
                                                 -----------           -----------

Income (Loss) before taxes                            32,614                72,360



Provisions for Income Taxes
  Currently Payable (Note 8)                           3,261                10,765
                                                 -----------           -----------

Net Income (Loss)                                     29,353                61,595
                                                 -----------           -----------

Preferred Dividend Requirement (Note 9)              137,213               137,213
                                                 -----------           -----------

Loss Applicable to Common Shares                 $  (107,860)          $   (75,618)
                                                 -----------           -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                        744,423               744,423
                                                 -----------           -----------

Loss Per Share (Note 11)                         $     (0.14)          $     (0.10)
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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9   STOCKHOLDERS' EQUITY

As of September 30, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are issued and 744,423 are outstanding. Of the 35,000 shares of Series A Convertible Preferred Stock, 24,825 are issued and 21,954 are outstanding.

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