Form 10QSB/A
period 1997-12-31
SKLAR CORP
filed 1998-06-30
CIK 64500

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

              Class                              Outstanding December 31, 1997
   (Common stock, $0.10 par value)                           746,207

Transitional Small Business Disclosure Format (Check one):  Yes ___ No  X

                                SKLAR CORPORATION


                                      INDEX


                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 1997.........................................3

         Statement of Income (Loss) -
                  nine months ended December 31, 1997 and 1996 .............4

         Statement of Cash Flows -
                  nine months ended December 31, 1997 and 1996 .............5

         Notes to condensed financial statements .......................6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................10 - 11

Part II   Other Information

         Item 1   Legal Proceedings ...................................11 - 12

         Item 2   Defaults Upon Senior Securities ..........................12

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

ASSETS                                                               12/31/97
CURRENT ASSETS:
     Cash                                                          $   94,015
     Accounts Receivable                                            2,554,764
     Inventories (Note 5)                                           3,606,559
     Prepaid Expenses                                                 307,995
                                                                   ----------
TOTAL CURRENT ASSETS                                                6,563,333

EQUIPMENT AND IMPROVEMENTS (Note 6)                                   593,367
GOODWILL (Note 7)                                                   1,939,675
OTHER ASSETS                                                           89,175
                                                                   ----------
TOTAL ASSETS                                                       $9,185,550
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                                $  180,850
     Short-term Bank Borrowings (Note 2)                            2,694,000
Current Portion-Long-Term Debt                                        220,131
     Trade Accounts Payable                                         2,371,612
     Accrued Expenses                                                  33,846
      Accrued Income Taxes                                                  0
                                                                   ----------
TOTAL CURRENT LIABILITIES                                           5,500,439

     Other Liabilities                                                704,434
     Long-Term Debt (Note 3)                                          668,404
                                                                   ----------
TOTAL LIABILITIES                                                   6,873,277
                                                                   ----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,285 issued and 21,954 shares outstanding                        248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                                  0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued 1,237,711;
        744,423 outstanding                                           123,771
     Additional Paid-in Capital                                     2,106,482
     Retained Earnings                                                232,810
                                                                   ----------
                                                                    2,463,311
     Less: Treasury Stock                                             151,038
                                                                   ----------
                                                                    2,312,273
                                                                   ----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                           $9,185,550
                                                                   ==========
                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                    12/31/97               12/31/96
Revenues:
   Net Sales (Note 10)                           $ 10,306,783           $ 10,667,769


Cost and Expenses:
  Cost of Goods Sold                                5,876,449              5,887,746
  Selling, General and Administrative               3,983,422              4,390,852
  Interest                                            310,306                282,763
                                                 ------------           ------------

                                                   10,170,177             10,561,361
                                                 ------------           ------------

Income before taxes                                   136,606                106,408



Provisions for Income Taxes
  Currently Payable (Note 8)                           13,661                 18,136
                                                 ------------           ------------

Net Income                                            122,945                 88,272
                                                 ------------           ------------

Preferred Dividend Requirement (Note 9)               205,819                205,819
                                                 ------------           ------------

Loss Applicable to Common Shares                 $    (82,874)          $   (117,547)
                                                 ------------           ------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                         744,423                744,423
                                                 ------------           ------------

Loss Per Share (Note 11)                         $      (0.11)          $      (0.16)
                                                 ============           ============

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                            12/30/97              12/31/96
Net Cash Provided (Used) by Operating Activities              445,569             1,050,646


Net Cash Provided (Used) by Investing Activities             (179,979)           (3,505,845)

Net Cash Provided (Used) by Financing Activities             (179,081)            2,352,393
                                                          -----------           -----------

Net Increase (Decrease) in Cash                                86,509              (102,806)
Cash at Beginning of Period                                     7,506               128,869
                                                          -----------           -----------

Cash at End of Period                                     $    94,015           $    26,063
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

NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1997, of the 1,500,000 shares of Common Stock authorized, 1,237,711 are issued and 744,423 are outstanding. Of the 35,000 shares of Series A Convertible Preferred Stock authorized, 24,825 are issued and 21,954 are outstanding.

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

February 12, 1998