Form 10KSB40
period 1998-03-31
SKLAR CORP
filed 1998-07-06
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

                           Commission File No. 1-6107

                                SKLAR CORPORATION
           (Name of Small Business Issuer as specified in its charter)



         Pennsylvania                                  44-0625447
(State or other jurisdiction of              (I.R.S. employer identification
incorporation or organization)                Number)



                            889 South Matlack Street
                             West Chester, PA 19382
               (Address of principal executive offices) (Zip code)



                                 (610) 430-3200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of class)

              Series A Convertible Preferred Stock, $.01 par value
                                (Title of class)

     Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended March 31, 1998 were $13,766,868.

     The aggregate market value of common stock held by non-affiliates was $60,810 as of June 1, 1998.

     As of June 1, 1998 there were 744,423 shares of the issuer's Common Stock outstanding.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1.   Business................................................................ 4
2.   Properties..............................................................13
3.   Legal Proceedings.......................................................13
4.   Submission of Matters to a Vote of
     Security Holders........................................................14

                                     PART II

5.   Market for the Registrant's Common
     Equity and Related Stockholder
     Matters.................................................................15
6.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations...........................................................16
7.   Financial Statements....................................................19
8.   Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure..............................................................20

                                    PART III

9.   Directors and Executive Officers
     of the Registrant.......................................................20
10.  Executive Compensation..................................................21
11.  Security Ownership of Certain Beneficial
     Owners and Management...................................................24
12.  Certain Relationships and Related
     Transactions............................................................25
13.  Exhibits and Reports on Form 8-K........................................27
     Signatures..............................................................28

PART I

Item 1.  Business

     The Misdom-Frank Corporation ("MFI") was incorporated in 1938 in the State of Delaware to import and distribute high quality German surgical instruments in the United States. The product line was subsequently broadened to include dental and veterinary instruments. In 1983 MFI merged with Medco Jewelry Corporation and the name of the company was changed to Medco Group Incorporated ("Medco"). In 1984 the jewelry operation was closed. In 1985 Medco purchased substantially all of the assets (other than real estate) and certain liabilities of the J. Sklar Manufacturing Co., Inc. ("Sklar"), a well-respected manufacturer and distributor of surgical instruments that had been in continuous operation since 1892. In 1986 the entire operation was moved to West Chester, Pennsylvania. Medco was subsequently reincorporated in Pennsylvania in 1990 and in 1993 changed its name to Sklar Corporation.

     The Company made the following acquisitions between 1986 and 1996.

     1. Dental Corporation of America ("DCA") Acquired in 1990 to strengthen the Company's strategic position in the dental sales segment.

     2. Simpson/Bayse ("S/B") in 1993. The Company purchased certain assets of S/B to expand its obstetrical and gynecological line and strengthen the Company's strategic position.

     3. Herwig Division-General Medical Corporation ("GMC") in 1994. This purchase included a marketing agreement whereby the Company supplied GMC with the surgical instrument needs of its customers for a fifty-month term. This agreement has since been extended for an additional fifty months. The purchase and marketing agreement opened GMC's supply chain to the Company, strengthening its position in primary and acute care markets and serves as a model for other large vendor relationships.

     4. Surgical Marketing Specialists, Inc. ("SMS") in 1996. The purchase was an asset purchase of certain inventory, customer lists, and rights. The focus of the purchase was to (i) meet the needs of the Company's customers in a consolidating medical supply environment and (ii) acquire product lines whose values could be leveraged with the Sklar brand name. A majority of the lines acquired in the purchase carry a lower gross margin than the Company's other lines. Consequently the Company has experienced a decline in total gross margin percentage.

     The company currently markets products through two divisions. The surgical instrument division is made up of lines that are primarily hand held surgical instruments, products that are complementary such as the instrument care and cleaning line, line extensions such as sterile procedure kits, and new low cost/low margin disposables such as scalpels and blades. The surgical instrument division accounts for 95% of the Company's revenue. Due to the combination of the Sklar brand name and the Company's relationships with the largest full line medical products distributors, the company believes itself to be a "supply chain manager" rather than a traditional distributor. The orthodontics division accounts for 5% of the Company's revenue as a "direct seller" to a niche market of orthodontists.

Products

     The surgical instrument division is made up of the combined Sklar, Misdom-Frank, S/B, and SMS product lines. The lines have been broadened so that the Company also serves the dental and veterinary markets. The Company strategy is to concentrate on promoting instruments of general use for which demand is recurring such as scissors, hemostats, and needle holders, rather than to emphasize instruments of special use for which significant research and development expenditures are required to compete with companies with greater financial resources. The major medical areas of specialization utilizing the Company's instruments are dermatology, cardiology, obstetrics and gynecology, plastic surgery, neurology, orthopedics, ENT, microsurgery, laparoscopic, central supply, and general surgery.

     Surgical instruments stocked by the Company are primarily manufactured in Germany and Pakistan. German instruments are typically considered by consumers to be of a higher quality and are primarily used in operating rooms. Pakistani products are lower priced and used in those areas of the hospital where disappearance rates are high and the requirement for precision is lower; and in sterile procedure kits.

     During the last year the company has added over 10 new product groups to the line. These new groups include disposable products (curettes, punches, Laryngoscope blades and other products), patient care products, disposable surgical products, Put-up kits, Electrosurgery instruments and Gynecological sampling instruments. These new products were chosen to take advantage of, (i) the consolidating medical supply environment, (ii) the shifting age demographics of the general population and, (iii) the desirability of disposable products that are safer for the healthcare worker, and save labor energy for the end user. The Company believes these new products, if they gain market acceptance, will increase the Company's net sales. As the sales from these new products increase the Company expects a decline in gross margin as disposable products generally carry a lower percentage profit that non-disposable instruments. While the company has successfully test marketed several new disposable products, there are no assurances that all of these new products will find customer acceptance due to potential conflicts with existing distributor product lines and existing group purchasing organization ("GPO") vendor contracts.

     The Company is also exploring the acquisition of companies, and the acquisition or development of additional products in order to augment its lines. Sklar will attempt to leverage the value and marketability of acquired products using the Sklar brand name, marketed through current distribution channels.

Markets

     The overriding trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization and has caused the consolidation of distributors GPO's, hospitals and other end users. Healthcare is more often being provided in a variety of alternative care centers ranging from sub-acute care to freestanding surgery centers to doctors' offices. Management believes the Company is positioned to reach all of these markets. The Company either has or is pursuing contracts and/or agreements with the major, full line, distributors to these markets.

Although the contracts and agreements do not guarantee exclusivity, it has been the Company's experience that once its products are accepted by the distributor, the products are sold ahead of the competition. The Company's strategy is to leverage this effort through its own inside and outside sales force that markets directly to the end user to cause pull through demand. The Company has recently begun to pursue and secure contracts with GPO's. However the Company's late entry to this market may place it at a disadvantage when competing against instrument companies with existing contracts. Although the company has signed local contracts, it has not yet secured and successfully executed regional and national GPO contracts. Generally hospitals belong to local, regional and national buying groups. Sklar's risk is that although it has local contracts, the regional and national purchasing contracts often override these local agreements.

     The market for the Company's products is also affected by the aging population. The increasing average age of the population increases the use of cardiology, orthopedic, laparoscopic and neurology products. The Company is attempting to strengthen these product lines by the addition of new items while maintaining a strong presence in areas such as obstetrics and gynecology, as well as the introduction of disposable products. The Company maintains and will expand its products utilized in minimally invasive surgery which is both a characteristic of preventive care and one of the key elements in reducing hospital length of stay (LOS).

     The Company markets its products through the medical distribution network of large and small dealers. The Company's products are advertised in trade periodicals and also exhibited at industry trade shows. The Company has approximately 2,000 active accounts. As a result of the continuing industry consolidation the Company's sales are concentrated among its few largest customers which account for approximately 50% of the Company's volume.

Sources of Supply

     Instruments

     Instruments are purchased from approximately 115 suppliers primarily in Germany and Pakistan. Purchases from these vendors are paid for in Deutsche Marks and dollars respectively. These instruments are produced to the Company's exacting specifications, generally under non-exclusive arrangements. Although the Company and its competitors primarily sell instruments utilizing standard patterns which are not patented, the Sklar product lines include a number of items of unique design with Sklar brand identity.

     Disposable and Other Products

     Disposable products are purchased from approximately 20 vendors in the United States and the world. Payment for these items are made in U.S. dollars. These products are not sourced from the traditional instrument vendors. The disposable products carry the Sklar brand name and packaging with an ordering lead-time of up to six months.

     Instrument Inventory and Lead-Time

     Although the changing healthcare market has enabled the Company to make less of its purchases in foreign currency the Company's earnings can still be affected by currency fluctuations. The substantial lead times between order date and delivery date (ranging up to six months) require that the Company maintain substantial inventory levels to serve its customers' needs. This is due to the fact that high fill rates and quick delivery are key to maintaining competitive advantage. The Company believes that its operations do not differ materially from other companies in the industry with respect to inventory carrying costs.

Competition

     The Company is faced with two distinct types of competitors. One is the "direct selling" company. The other is the "dealer oriented" company. The "direct selling" companies are manufacturers that are typically divisions of large corporations having their own sales force who call on and sell directly to the end-user, primarily hospitals. The "dealer oriented" companies tend to be smaller and with the exception of the Company, privately owned. The "direct selling" companies account for approximately 70% of the sales to end users but the Company believes the market share held by "dealer oriented" companies such as itself, has been stable in recent years. The Company believes that the "dealer oriented" companies control approximately 30% of the instrument market. The company believes that there are approximately three significant "dealer oriented" companies and six "direct sales" companies.

Competitive Strengths

     The Company believes the following factors have been critical to its success to date and will be important in realizing growth potential in the future.

     Broad Product Offering

     The Company offers a broad range of products consisting of over 10,000 unique items (SKU's) for use in a wide range of procedures. Within the broad range of products are distinct "grades" of products. The Company's customers may purchase the same device in a low cost disposable version, the finest crafted German version, or four grades and prices in between, depending upon the application and the customer's budgetary requirements.

     Established Relationships With Distributors

     The Company either has contracts or agreements with the major industry distributors or is pursuing them. These agreements provide for "preferred status" or some form of "partnering" agreement, giving the Company access to the distributors supply chain. Not only is this important in view of the pressure in the healthcare industry to consolidate suppliers, it is the method by which the Company will seek to put its new products into the market. The large distributors have extensive sales forces allowing the Company to have access to a significantly larger number of end users than would be possible through its own sales organization.

     Leveraged Sales Organization

     The Company employs more than thirty sales and marketing personnel. It develops specialty catalogs, extensive promotions and sample programs in-house. Active coordination of these programs through the distributor sales organization to the end user, leverages Sklar's sales effort into a much larger presence in the market

     Customer Service Focus

     The Company's sales and service operation provides customers with fast, knowledgeable responses to their inquiries, fast and accurate order turnaround, and is Electronic Data Interchange ("EDI") capable.

     Sklar Brand Name

     The company believes its Sklar brand name is well recognized and has been highly respected for over 106 years. Although the Company maintained the lines it acquired through acquisitions for many years such as Herwig and Germain Prime, it is currently reducing the number of SKU's in those lines to only the products with the highest demand with the plan of eventually phasing the lines out entirely. Additional lines that are completely different from the Sklar line of hand-held surgical instruments, such as disposables, sterile kits, and syringes, are being brought under the Sklar umbrella. The Company believes this process to be effective in the marketplace and will streamline and lower the costs of internal operations.

     The Leverage of the Sklar Brand Name and The Sales Organization Through New Products and Supply Chain Management.

     The company believes its highly visible and well respected Sklar name will enable it to continue to create successful partnering agreements with major distributors further enhancing its sales organization. To take full advantage of the supply chain it has created, the Company plans to continuously develop or acquire new products that are branded Sklar and managed through the supply chain to the end user.

     Patents and Trademarks

     The Company has no material patents. The Company has registered the following trademarks: "Misdom-Frank", "Merit", "MIFCO", "Ralks", "Sklar", "SklarCut", "SklarHone", "SklarKleen", "Sklar Polish", "SklarLite", "Sklar Lube", "Sklar Soak", and "Sklar Disinfectant". The recognition of these trademarks is considered to have significant commercial value.

Government Regulation

     The Company's products are medical devices and as such are subject to the provisions of the Federal Food, Drug and Cosmetic Act ("FDCA") and implementing regulation. Pursuant to the FDCA, the Food and Drug Administration ("FDA") regulates the manufacturing, distribution, labeling, and promotion of medical devices in the U.S. Additionally, various foreign countries in which the Company's products are or may be distributed impose additional regulatory requirements.

     The FDCA provides that, unless exempted by regulation, medical devices may not be distributed in the U.S. unless they have been approved or cleared for marketing by the FDA. The vast majority of the Company's products are Class I devices that have been exempted by regulation and do not require approval. A very few products have been qualified for clearance to be marketed under section 510 (k). Under this section, the Company requires the manufacturer to provide a pre-market notification that it intends to begin marketing the product and shows that the product is substantially equivalent to another legally marketed product.

     The FDCA requires that all medical device distributors register with the FDA annually. Distributors must also comply with labeling requirements, Quality System Regulations, and good manufacturing practices (GMP). The FDA inspects medical device distributors and has authority to seize non-complying medical devices, to enjoin and/or impose civil penalties on distributors marketing non-complying medical devices, to criminally prosecute the violator and to order recalls in certain instances. The Company believes it is in full compliance with all FDCA, GMP, and Quality System Regulations.

     Since a large percentage of its products are imported, the Company is also subject to regulation by the U.S. Customs Service, particularly relating to "country of origin" markings. The Company believes it is in full compliance with all regulations.

     To the extent they apply, the Company believes it is in compliance with all regulatory requirements of OSHA, EPA, and others.

Orthodontic Instruments and Products

     Orthodontic instruments and products provided 9.5%, 6.1% and 5% of the Company's revenue for the years ending March 31, 1996, 1997, and 1998 respectively. Absolute sales of these products, which are 40% private label and 60% non-proprietary, have been flat or declining for several years. Dental Corporation of America ("DCA") serves a niche market of very small customers with a small average order size. DCA is a "direct selling" division marketing products through catalogs, promotions, and selling shows.

     DCA has registered the following trademarks. "DCA Athletic Mouth Protector", "DCA Ceramic", "DCA Disposable Toothbrush", "DCA Kleen", "DCA Lube", "DCA Soak", "Traginate", and "Kno-Kurl Tracing Acetate".

     Management has invested minimal capital and time in DCA. The Company believes its resources are better invested in surgical products and the Sklar brand name and is looking to divest DCA so as to concentrate on the core medical business.

Research and Development

     Generally the Company is a distribution company and does not perform research and development of new products.

Costs of Compliance to Environmental Regulations

     The Company incurs minimal costs associated with environmental laws and regulations.

Employees

     The Company currently has approximately sixty employees including its principal executive officers. None of its employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory. The Company provides a 401(k) savings plan with matching contribution and profit savings features.

Year 2000 Issues

     Although Sklar does not have a written Year 2000 Compliance plan, there are no current date related problems and Sklar anticipates no future compliance problems. Sklar currently has five information systems (IS) in place, all of which the Company believes to be 2000 compliant.

     Sklar does not sell electronic products, therefore no compliance issues exists in this area. Although there have been no discussions with vendors, the hand made nature of surgical instruments, virtually eliminates any potential problems with Year 2000 issues.

Item 2.  Properties

     The Company's executive offices, warehouse, and all operations are presently located at 889 South Matlack Street, West Chester, Pennsylvania, 19382. The building consists of approximately 10,000 square feet of office space and 12,500 square feet of warehouse space and is leased at an annual rental of $232,800. The current lease expires April 30, 1999. The Company is currently negotiating with a related party, J. B. Associates, to extend that term. The Company is also negotiating with its bank, relative to expanding the current facility. The Company believes its current space will be sufficient for the Company's needs for six months. An additional 8,000 sq.ft. of space may be required as the sales of disposable product increase. To the extent the additional space is needed, the Company intends to utilize public warehousing or lease a satellite warehouse.

Item 3.  Legal Proceedings

     The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The suit seeks the return of all monies paid to the former principal. The case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by counsel. Payments for DCA have been suspended since September 1996.

     Settlement was reached prior to arbitration in the matter of the asset purchase agreement with SMS. The settlement was to the satisfaction of the Company although certain inventory has been written off as a result of its non-saleable properties. Certain other inventory may be written off as well.

     The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company has since conducted a fact-finding effort. A complaint was filed in May of 1998. The complaint alleges at this juncture, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought.

Item 4.  Submissions of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended March 31, 1998

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Except for limited or sporadic transactions, there is no established public trading market for the Common Stock of the Company.

     As of June 1, 1998 the Company had 774 holders of record of its Common Stock. The Company believes there are approximately 1000 beneficial owners of the Company's Common Stock.

     The Company has not paid any dividends on its Common Stock and does not foresee that it will pay dividends on its Common Stock in the near future. Under the terms of the Company's bank agreements, the Company may not pay any dividends without the consent of the bank. Additionally, under the terms of the Company's Series A Convertible Preferred Stock issue, no dividends may be paid on the Common Stock until full cumulative dividends have been paid upon the Preferred Stock. Under the terms of the Company's Series A Convertible Preferred Stock, an annual dividend of $12.50 per share accrues cumulatively on June 30. No dividends are payable unless declared by the Board of Directors. On June 17, 1985 the Board of Directors voted not to declare the first such dividend (which would have been paid June 30, 1985). Due to operating cash requirements and bank restrictions, the Board of Directors has continued to decline to declare dividends in all subsequent years.

     Under the terms of the Preferred Stock, if there exists cumulative unpaid preferred dividends, the holders of the Series A Convertible Preferred Stock, voting separately as a class, are entitled to elect a number of additional directors to the Board of Directors of the Company sufficient to cause such directors to be a majority of the Board. Currently of the five Board members four are holders of Preferred Stock. These Board members and Preferred Stockholders own or control approximately 62.5% of the outstanding preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

     The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

              Income and Expense Items as a Percentage of Net Sales

                              Years Ended March 31

                                                     1998         1997
         Net Sales                                  100.0%       100.0%
         Cost of Sales                               55.5         57.0
         Gross Profit                                44.5         43.0
         Selling, General & Admin. Expenses          40.0         38.7
         Other Expense                                0.1          0.3
         Income Before Interest & Taxes               4.4          4.0
         Interest Expense                             2.3          2.5
         Income Before Income Taxes                   2.1          1.5
         Net Income                                   1.8          1.3


Results of Operations

1998 Compared to 1997:

     Net sales for 1998 decreased 3.9% from 1997. This decrease was a result of several unrelated factors. During 1998 the Company was involved in litigation concerning SMS and a former controller, which it believed diverted management and company resources. In the SMS matter, settlement was reached prior to arbitration. The settlement was satisfactory to the Company. Additionally, the company lost a major bulk commodity Pakistan instrument customer during the past year. Management believes these to be isolated events with no impact on future sales growth.

     Cost of Sales, as a percent of sales, decreased from 57% in 1997 to 55.5% in 1998. This decrease reflects a change in product mix sold during the past year resulting from the loss of a major bulk Pakistan customer which purchased high volume, low margin items. Additionally, the company negotiated a reduction in incoming freight costs. The company experienced a benefit from a currency gain of $103,169 and $135,062 in 1998 and 1997 respectively. Due to the increasing competitive medical market pressures, the introduction of disposable products and the potential for foreign currency exchange rate volatility, the Company expects cost of sales as a percent of sales to increase in future years.

     Selling, General and Administrative Expenses for fiscal 1998 decreased $41,035 but increased from 38.7% to 40% as a percent of sales compared to 1997. The dollar decrease resulted from tighter expense control, specifically a renegotiation of the Company's long distance phone contract and a reduction in warehouse supply costs. This percent increase relative to sales resulted from expenses related to the company's development of its operational and sales infrastructure which are necessary to implement the new sales and marketing programs during fiscal 1999. As part of this preparation, the company hired additional salesmen during the year and upgraded its computer and IS systems. Management believes that these investments will result in increased future sales and lower SG&A expenses relative to sales. Additionally, the company incurred significant expenses related to the SMS litigation and the separate litigation against a former controller. Settlement was reached prior to arbitration in the SMS matter. The settlement was satisfactory to the Company.

Effects of Dollar Strength

     In 1998 and 1997 the Company purchased 40.7% and 41%, respectively, of its medical instrument products in Deutsche marks. Orders are placed in Deutsche marks and payment is made within three to six months after the order is placed. The Company has engaged in forward purchases of foreign currency. During the year ended March 31, 1998, the Company's involvement in this activity, which generally equates to one to two months of anticipated purchase payment, provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings during the year was immaterial. During 1998 the Deutsche mark continued to weaken against the dollar resulting in a $103,169 benefit to the Company. A similar effect of the dollar strengthening in fiscal 1997 resulted in a gain for the year of $135,062. Should the Deutsche mark increase in cost relative to the dollar the Company would expect a significant decrease in earnings and a higher cost of goods until the effect could, if possible, be passed on to the customer as a price increase. In today's highly competitive medical industry, there is no guarantee that the Company would be able to pass on a price increase; therefore, the Company's annual earnings can be affected by the volatility in the value of the dollar to the Deutsche mark.

Liquidity and Capital Resources

     The Company primarily funds its operations by cash provided by operating activities. The 1998 income level and recurring non-cash expenses resulted in increased working capital of $672,000 amounting to $916,000 at March 31,1998. The reduction in the level of inventory in the current year ($1,062,000) combined with operating cash flow enabled the company to significantly reduce its line of credit balance ($683,000), and decrease its trade accounts payable ($907,000). The later reduction was also affected by the favorable settlements negotiated with SMS related vendors.

     The Company's peak short term borrowing during 1998 occurred in the earlier part of the year and was followed by a fairly steady decline in the last eight months of the year. Available borrowing under the line of credit facility, subject to adequate collateralization, amounted to $816,000 at March 31,1998. The company believes it will be able to further reduce inventory during 1999 by the continuing consolidation of inventory acquired from acquisitions. Due to the anticipated reduction in inventory, the Company believes its current credit facility to be adequate to provide any short-term working capital needs, which are not funded by operating cash flow. While anticipated future capital additions as well as required debt service on the SBA loan will likely be funded exclusively from operations, there are no assurances that this funding source will be adequate.

     Cash flow from operations in 1997 was only slightly less than the current year but liquidity and working capital were negatively affected by the financing of the SMS acquisition. $1,700,000 of the line of credit facility was used to fund the cash portion of the purchase. Also, increased sales volume resulting from the purchase increased accounts receivable and further strained liquidity. $206,000 of availability existed under the line of credit facility at March 31, 1997.

     The Company's peak short-term borrowing, pursuant to lines of credit, was $ 2,942,000 in 1998 and $2,999,000 in 1997. At March 31, 1998, the Company's
outstanding line of credit was $2,085,000, leaving $816,000 available, after reduction for $66,000 in stand-by letters of credit and a 20% market risk reserve on forward currency contracts totaling $165,000. Any decrease in sales and, or increase in inventory would have a dramatic impact on the availability of the credit line and resulting impact on the Company's cash needs. Cash flows from operations, together with amounts available under current bank facilities, will be sufficient to meet the Company's liquidity needs in the foreseeable future.

     On June 4, 1996 the Company entered into an amended and restated loan security agreement for a $3,750,000 line of credit which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the March 31, 1998 borrowing totaled $5,330,553.

Item 7.  Financial Statements

     See the Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required by Schedules called for under Regulation S-X is either not applicable or is included in the Financial Statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the Company, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

     Don Taylor. Mr. Taylor, age 52, was appointed to the Board in November 1988 and was elected President of the Company in January 1989. From 1986 to 1989 he was retained as a "turn around" consultant to the Company. From 1969 to 1982 he owned and operated a chain of drug stores. Additionally, from 1981 until 1986 he owned a consulting firm specializing in the turn around of financially troubled companies. His experience includes operations, sales and marketing.

     Michael Malinowski. Mr. Malinowski, age 44 was appointed to the Board in April, 1991, and has served as Executive Vice President since 1994 and Chief Financial Officer since 1998. He has been employed by the company since 1986 in the positions of General Manager and Vice President of Operations. Mr. Malinowski has a background in computer systems management and operations. His responsibilities as Chief Financial Officer include the oversight of the financial department and Information Systems

     George Kellam. Mr. Kellam, age 58, was appointed to the Board in 1993. Mr. Kellam has been the owner and President of G&M. Enterprises, Inc, a company which specializes in the advertising and promotional business, for twenty years.

     William R. Knepshield. Mr. Knepshield, age 63, was appointed to the Board in 1991. Mr. Knepshield has twenty-one years experience as the Chief Executive of several publicly held companies involved with the medical technology field and the inventions of innovative medical devices. From 1989 to 1993 Mr. Knepshield was president and Chief Executive Officer of KMI,

Inc. a company involved in the development and sale of sophisticated microsurgical instruments for opthalmology. Currently Mr. Knepshield is president and Chief Executive Officer of WBSK, Inc. which has developed and owns numerous patents pertaining to needles and the protection of healthcare workers.

     Albert Wicks. Mr. Wicks, age 49, was appointed to the Board in 1990. Mr. Wicks has been the owner, President and Chairman of C&S Medical Supply, a company specializing in the distribution of medical supplies to the physician market, for fourteen years. Prior to founding C&S Medical Supply, he spent thirteen years in sales and management of Foster Medical, a company that specializes in sales of supplies to physicians.

Terms of Office

     Directors are elected at each Annual Meeting of Shareholders and serve for a term of two years. Officers serve at the pleasure of the Board of Directors.



Item 10. Executive and Director Compensation

Summary Compensation Table

     The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended March 31, 1998 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                        Long-Term Awards
                                         Annual Compensation                            Compensation

Name and                                           Other Annual      Restricted     Securities      All Other
Principal                                          Compensation      Stock          Underlying      Compensation
Position          Year     Salary       Bonus           (1)          Award(s)       Options
Don Taylor        1998     $163,765    $40,000        $24,152            0             0                0
President         1997     $170,170        0          $26,173            0             0                0
                  1996     $194,465        0          $ 7,548            0             0                0


Michael           1998     $103,931    $34,500        $11,353            0             0                0
Malinowski Vice   1997     $125,364        0          $20,833            0             0                0
Pres., Chief
Financial
Officer


(1) For 1998, Mr. Taylor's compensation includes $2,567 car allowance and $11,612 for insurance. For Mr. Malinowski, the 1998 figure includes $1,072 for insurance and $2,711 for car allowance. Other Annual Compensation is also comprised of the Company's matching 401K contributions and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401(k) Plan. In 1997, Other Annual Compensation included amounts paid by the Company for insurance and certain automobile allowances.

Stock Option Grants

     The Company granted no stock options or stock appreciation rights in the last fiscal year.

                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

                                                                          # of Securities                        Value of
                                                                          Underlying         Value of            unexercised
                                                                          Unexercised        unexercised         in-the-money
                 Shares        Value       # of Securities Underlying     Options at         in-the-money        option at
                 acquired on   Realized    Unexercised Options at         FY-End             option at FY-End    FY-End
Name             exercise (#)  ($)         FY-End Exercisable             Unexercisable      Exercisable         Unexercisable
Don Taylor          0             0        100,000 Common Shares                0                *1                  0
                    0             0        4,000 Preferred Shares               0                *2                  0
Michael
Malinowski          0             0        100,000 Common Shares                0                *3                  0


Director Compensation

         Directors who are officers or employees of the company receive no additional compensation for service as members of the Board of Directors. Directors who are not officers or

--------------------------

1 Represents options granted to Mr. Taylor in 1993 under the Company's Incentive Stock Option Plan. The options have an exercise price of $.25 per share and expire on December 31, 2002. As there is currently no trading market for the Company's Common Stock, the value of these options is unascertainable.

2 Represents options to purchase shares of Series A subordinate convertible preferred stock at $10.00 per share granted in 1988. These options expire December 31, 2002. The Company is unable to determine the value of these options at FY-end.

3 Represents options granted to Mr. Malinowski in 1993 under the Company's Incentive Stock Option Plan. The options have an exercise price of $.20 per share and expire on December 31, 2002. As there is currently no trading market for the Company's Common Stock, the value of these options is unascertainable.

employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors receive a fee of $500 for each board and shareholder meeting attended.

     The Company does not have a standing audit, nominating or compensation committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 1, 1998 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of (i) each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On June 1, 1998, there were 744,423 shares of the Company's Common Stock, 21,954 Shares of Series A Convertible Preferred Stock and 0 (zero) shares of Series B subordinated Preferred Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of           Title of Class      Amount and Nature of     Percentage of Class
Beneficial Owner                                   Beneficial Owner
Don Taylor                     Preferred Common           10,550 (1)                  40.6
241Clonmell-Upland Rd.                                   297,915 (2)                  31.5
West Grove, PA  19390
Michael Malinowski             Preferred Common            7,110                      27.3
613 Aberdeen Drive                                       160,024 (2)                  16.9
Kennett Square, PA  19348
George Kellam                  Preferred Common               20                  (Less than 1%)
1060 North State St.                                           0
Dover, DE  19901
William R. Knepshield          Preferred Common               50                  (Less than 1%)
11 Roselawn Lane                                               0
Malvern, PA  19355
Albert Wicks                   Preferred Common                0                  (Less than 1%)
1604 Dogwood Drive                                             0
West Lawn, PA  19607
All directors and officers     Preferred Common           17,730                      68.3
as a group                                               457,939                      48.5

(1) Includes 4,000 options to purchase Series A Subordinated Convertible Preferred Stock currently exercisable.

(2)  Includes 100,000 options to purchase Common Stock currently exercisable

Item 12. Certain Relationships and Related Transactions

     The Company has entered into several transactions with affiliates. The Company believes that the terms of the transactions with affiliates are on terms at least as favorable as could have been obtained from unaffiliated third parties. The Company will require that in the future, transactions with affiliates will continue to be made on terms the Company believes are at least as favorable as those obtainable from unaffiliated third parties.

J.B. Associates

     The Company leases the space in which its executive office and warehouse is located from J.B. Associates. J.B. Associates is owned by Don Taylor and William Knepshield. Mr.

Taylor is President and director of the Company and Mr. Knepshield is a director. Rent expense for this building was $232,800 and $196,800 in 1998 and 1997, respectively. Three months rent are prepaid in the amount of $58,200 at March 31, 1998.

Officer Advances

     The Company has advanced funds from time to time to certain of its officers and directors. As of March 31, 1998 the total amount due to the Company from Don Taylor and Michael Malinowski for funds advances was $238,556 and $25,326 respectively. In addition, during 1998, the Company paid $4,500 to the former wife of Mr. Taylor. The funds were advanced on a short-term basis and are non-interest bearing. As of March 31, 1997, the amounts due the Company from Mr. Taylor and Mr. Malinowski were $199,952 and $0 respectively.

T/S Instrument Co.

     The Company purchases medical instruments and repair services from a company in which Don Taylor, the Company's President, was a minority shareholder. Mr. Taylor receives a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. Purchases from this company amounted to $653,419 and $281,940 for 1998 and 1997, respectively. In addition, the Company has a note receivable from this company in the amount of $50,000 at March 31, 1998.

Item 13. Exhibits and Reports on Form 8-K [Electronic Filing Exhibits]

(a)       Exhibits

3(a)(1)   Restated Certificate of Incorporation of Registrant                (1)

3(a)(2)   Certificate of Amendment of Certificate of Incorporation
          of Registrant                                                      (2)

3(b)(1)   By-Laws of Registrant                                              (3)

3(b)(2)   Change name from Medco Group Incorporated to Sklar Corporation     (4)

4(a)(1)   Form of Common Stock Certificates                                   *

4(b)(2)   Form of Series A Convertible Preferred Stock Certificate            *

21        Subsidiaries of the Registrant                                      *

* Filed Herewith

(b)       Reports on Form 8-K

          None



(1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended March 26, 1983.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, No. 2-90189.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 29, 1984.

(4) Incorporated by reference from Registrant's Current Report on form 8-K dated December 12, 1993.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Sklar Corporation, Inc.

                                                  By: /s/ Don Taylor
                                                      Don Taylor, President

                                                  Date:  July 2, 1998

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor               President and Director               July _ 2, 1998
     Don Taylor

/s/ Michael Malinowski       Executive Vice President,             July _2, 1998
     Michael Malinowski      Chief Financial Officer
                             and Director


/s/ George Kellam            Director                              July _2, 1998
     George Kellam

/s/ William R. Knepshield    Director                              July _2, 1998
     William R. Knepshield

/s/ Albert Wicks             Director                              July _2, 1998
     Albert Wicks

                                SKLAR CORPORATION
                                 MARCH 31, 1998







                                    CONTENTS
                                                                            Page


Independent Auditors' Report                                                 F2


FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of March 31, 1998                       F3 - 5

   Consolidated Statement of Income for the Years
      Ended March 31, 1998 and 1997                                          F6

   Consolidated Statement of Stockholders' Equity for the
      Years Ended March 31, 1998 and 1997                                 F7- 9

   Consolidated Statement of Cash Flows for the Years
      Ended March 31, 1998 and 1997                                         F10

   Notes to Consolidated Financial Statements                           F11- 25


                                      -F1-

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Sklar Corporation
West Chester, Pennsylvania

We have audited the accompanying consolidated balance sheet of Sklar Corporation as of March 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sklar Corporation as of March 31, 1998, and the consolidated results of its operations and its cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.




                                            /S/ STOCKTON BATES & COMPANY, P.C.
                                                STOCKTON BATES & COMPANY, P.C.

Lancaster, Pennsylvania
June 11, 1998

                                      -F2-

                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEET








                                      -F3-

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                                     ASSETS


CURRENT ASSETS:
   Cash                                                               $   12,885
   Accounts receivable                                                 2,547,506
   Inventories                                                         3,142,043
   Prepaid expense                                                       199,262
                                                                      ----------

         Total current assets                                          5,901,696
                                                                      ----------



FIXED ASSETS, net                                                        630,264



GOODWILL                                                                 879,830



OTHER ASSETS                                                             106,636
                                                                      ----------


TOTAL ASSETS                                                          $7,518,426
                                                                      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                      -F4-

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                  $  294,816
   Short-term borrowings                                                            2,085,000
   Current portion of long-term debt                                                  218,094
   Current portion of capital lease obligation                                         14,120
   Accounts payable                                                                 2,100,424
   Accrued expenses and taxes                                                         273,303
                                                                                   ----------

         Total current liabilities                                                  4,985,757

LONG-TERM PORTION OF NOTES AND CAPITAL LEASE PAYABLE                                   90,337
                                                                                   ----------

         Total liabilities                                                          5,076,094
                                                                                   ----------

CONTINGENT LIABILITIES                                                                      0

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value $.01, per share, authorized
      35,000 shares, 24,825 issued and 21,954 outstanding 248 Series A subordinate convertible preferred stock, no par value, authorized
      4,000 shares, issued and outstanding 0                                                0
   Common stock, par value $.10 share, authorized 1,500,000 shares,
      1,237,711 issued and 744,423 outstanding                                        123,771
   Additional paid-in capital                                                       2,106,482
   Retained earnings                                                                  362,869
                                                                                   ----------

                                                                                    2,593,370
         Less treasury stock                                                          151,038
                                                                                   ----------

         Total stockholders' equity                                                 2,442,332
                                                                                   ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $7,518,426
                                                                                   ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                      -F5-

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                          For the Years Ended
                                                                March 31,
                                                         1998              1997
NET SALES                                           $ 13,766,868      $ 14,325,963

   Cost of goods sold                                  7,640,866         8,162,770
                                                    ------------      ------------

GROSS PROFIT                                           6,126,002         6,163,193

   Selling, general and administrative expenses        5,508,841         5,549,876
                                                    ------------      ------------


INCOME FROM OPERATIONS                                   617,161           613,317


OTHER INCOME (EXPENSE):
   Other                                                 (31,931)          (42,437)
   Interest expense                                     (309,452)         (358,641)
   Settlement gain (See Note B)                           17,226                --
                                                    ------------      ------------

         Other expenses - net                           (324,157)         (401,078)
                                                    ------------      ------------


INCOME BEFORE TAXES                                      293,004           212,239

   Provision for income taxes                             40,000            32,200
                                                    ------------      ------------


NET INCOME                                               253,004           180,039

   Preferred dividend requirement                        274,425           274,425
                                                    ------------      ------------


LOSS APPLICABLE TO COMMON SHARES                    $    (21,421)     $    (94,386)
                                                    ============      ============


PER SHARE DATA:
   Weighted average common shares outstanding            744,423           744,423

   Loss per common share                            $       (.03)     $       (.13)
                                                    ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                      -F6-

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY








                                      -F7-

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1998



                               Series A      Series A                      Additional
                              Convertible  Subordinated      Common         Paid-In
                              Preferred     Conv. Pfd.        Stock         Capital

Balances, March 31, 1996     $      248     $        0     $  123,771     $2,106,482


Net income for the year
   ended March 31, 1997
                             ----------     ----------     ----------     ----------


Balance, March 31, 1997             248              0        123,771      2,106,482


Net income for the year
   ended March 31, 1998
                             ----------     ----------     ----------     ----------


BALANCES, MARCH 31, 1998     $      248     $        0     $  123,771     $2,106,482
                             ==========     ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                      -F8-

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1998


 Retained                                         Total
 Earnings                        Treasury      Stockholders'
 (Deficit)         Total          Stock          Equity

$  (70,174)     $2,160,327     $ (151,038)     $2,009,289



   180,039         180,039                        180,039
----------      ----------     ----------      ----------


   109,865       2,340,366       (151,038)      2,189,328



   253,004         253,004                        253,004
----------      ----------     ----------      ----------


$  362,869      $2,593,370     $ (151,038)     $2,442,332
==========      ==========     ==========      ==========



The accompanying notes are an integral part of the consolidated financial statements.

                                      -F9-

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 Increase(Decrease) in Cash and Cash Equivalents

                                                                         For the Years Ended
                                                                              March 31,
                                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   253,004      $   180,039
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
        Depreciation and amortization                                   293,280          463,102
        Provision for losses and returns on accounts receivable          39,000           54,000
        Loss on abandonment of assets                                        --            5,748
        Gross settlement gain                                          (109,506)              --
        Obsolescence reserve                                             50,000               --
        Write down of goodwill                                           50,000               --
        Change in operating assets and liabilities:
          Accounts receivable                                          (118,971)      (1,111,516)
          Inventory                                                   1,061,869          585,423
          Prepaid expenses                                               39,049         (215,676)
          Accounts payable                                             (907,320)         559,090
          Accrued expenses and taxes                                     82,903          121,179
                                                                    -----------      -----------

        Total adjustments                                               480,304          461,350
                                                                    -----------      -----------

        Net cash provided by operating activities                       733,308          641,389
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (170,212)        (236,823)
   (Acquisition) settlement of SMS                                      150,000       (1,700,000)
   Intangible assets                                                         --          (54,083)
                                                                    -----------      -----------

        Net cash used in investing activities                           (20,212)      (1,990,906)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                        96,573          198,243
   Net payment on line of credit                                       (683,089)        (410,734)
   Borrowing agreement on credit line for acquisition                        --        1,700,000
   Principal payments of long-term debt and capital lease              (121,201)        (259,355)
                                                                    -----------      -----------

        Net cash provided by (used in) financing activities            (707,717)       1,228,154
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH                                           5,379         (121,363)

CASH, BEGINNING OF YEAR                                                   7,506          128,869
                                                                    -----------      -----------

CASH, END OF YEAR                                                   $    12,885      $     7,506
                                                                    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                     -F10-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Sklar Corporation is importer and distributor of hand-held surgical instruments, chemicals for the care and cleaning of surgical instruments, and other items for surgical, dental and veterinary use. The Company's primary market is for hand-held, non-electronic instruments to the surgical, dental, orthodontic and veterinary fields. The largest dollar volume of instruments is imported from German sources and some from Pakistani sources. Other items are mostly purchased from domestic sources. Customers are primarily hospital supply distributors, but the Company also targets end users for its orthodontic products.


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

Financial Statements:

     The financial statements include those of Sklar Corporation and Sales and Marketing Specialists, Inc., ("SMS") a wholly owned subsidiary which serves as a service company housing the Company's outside sales force.


Inventories:

     Inventories are stated at the lower of cost or market. Costs are computed based upon weighted average purchase prices, and are used as the basis for charging cost of goods sold for the items sold from inventory. In 1997 the Company made an accounting change wherein elements of overhead were eliminated from the total inventory valuation. Note G to the financial statements discloses the dollar effect of this change in accounting.


Equipment and Improvements:

     Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line and accelerated methods over the useful lives of the assets which are estimated to be three to ten years for equipment and fifteen years for leasehold improvements.

                                     -F11-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

Goodwill and Other Assets:

     Goodwill and other assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis.


Cash Flow Information:

     For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.


Advertising Costs:

     The Company policy is to expense advertising costs as incurred.


Loss Per Share:

     Loss per share is computed by dividing the net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding. No effect has been given to common stock equivalent shares as such would be anti-dilutive.


Revenue Recognition:

     Revenue is recognized upon the shipment of goods to customers. The Company records as additional revenue credits which are not applied to customers. Returns of goods are recorded as an adjustment to sales upon receipt.

                                     -F12-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

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

Estimates:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


B.   ACQUISITION AND SETTLEMENT:

Effective May 31, 1996, the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) in a transaction valued at $3,306,791. The purchase price was allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase was financed by $1,700,000 drawn against the Company's amended credit line agreement with CoreStates Bank, $900,386 assumption of SMS vendor liabilities, subject to the agreement, and $706,405 of notes payable to the seller. Subsequent to the acquisition it was determined certain inventory may have been misrepresented or mislabeled and could not be sold in the United States in accordance with regulations of the U.S. Customs and Food and Drug Administration.

On January 20, 1998, a settlement agreement was negotiated which entailed a significant restructuring of the original purchase. As part of the settlement the seller forgave the aforementioned notes payable by the Company, made a $150,000 payment to the Company and a $100,000 payment to a certain vendor

                                     -F13-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


B.   ACQUISITION AND SETTLEMENT: (Continued)

included in the original assumed liabilities. Additionally, the seller is precluded from operating in any competitive fashion with the Company. In a related settlement the Company negotiated the forgiveness of $134,301 of assumed vendor liabilities related to the original purchase with a cash payment of $30,000. The Company continues to pursue additional settlements related to the assumed liabilities in the original purchase.

At March 31, 1998, the Company has recorded the settlement transaction as a reduction of goodwill in the amount of $1,060,706. This represents the negotiated reduction of liabilities and receipt of cash payment. Excess goodwill amortization and accrued interest expense recorded in 1997 have been recorded as other income in 1998, net of legal fees related to the settlement.


C.   FINANCIAL INSTRUMENTS:

The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers, located primarily in the continental United States, in the ordinary course of business. The Company does not require collateral or other security to support customer receivables.

At March 31, 1998, the Company had the following concentrations of cash subject to credit risk:

           Germany                                   $  12,885

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


                                     -F14-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


C.   FINANCIAL INSTRUMENTS: (Continued)

Beginning in fiscal 1998, the Company routinely enters into forward contracts for German currency related to its inventory purchasing activity when favorable conditions exist. The forward contracts are financial instruments with off-balance-sheet risk. Those instruments involve, to varying degrees, elements of market risk in excess of the amount recognized in the Statement of Financial Position. The contract or notational amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments.

During the year ended March 31, 1998, the Company's involvement in this activity, which generally equates to one to two months of anticipated purchase payment, provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings during the year was immaterial.

At March 31, 1998, the Company had contracts maturing in April and May of 1998 to purchase 300,000 Deutsche Marks. Market movement creating unfavorable terms for the Company related to the forward contracts would be addressed with the purchase of offsetting contracts at a premium. The Company collateralized its position in these contracts through its line of credit facility.

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                           March 31, 1998
                                    Carrying           Estimated
                                      Amount           Fair Value

          Cash                       $ 12,885          $ 12,885
          Long-term debt             $277,130          $288,843
          Forward contracts          $      0          $  3,138

                                     -F15-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


D.   ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at March 31, 1998:

          Trade receivables                                 $ 2,340,404

          Other receivables (including a
             related party receivable of $313,882)              314,102
                                                            -----------

                                                              2,654,506

          Allowance for doubtful accounts
             and sales returns                                 (107,000)
                                                            -----------


                                                            $ 2,547,506
                                                            ===========

The related party receivable at March 31, 1998 includes $238,556 due from the Company's president, and $25,326 from the Company's chief financial officer. In connection with the larger receivable, substantial personal assets of the president are pledged as collateral for Company loans. The related party receivable also includes $50,000 due from a supplier/related party.


E.   INVENTORIES:

Inventories consist of the following at March 31, 1998:

          German sourced surgical instruments (including
             customs and freight of $124,183)                       $ 1,725,643

          Surgical instruments and products not sourced
             from Germany (including customs and freight
             of $58,234)                                              1,214,931

          DCA products (including freight of $4,931)                    251,469
                                                                    -----------

                                                                      3,192,043

          Less valuation allowance                                      (50,000)
                                                                    -----------


                                                                    $ 3,142,043
                                                                    ===========

                                     -F16-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


F.   FIXED ASSETS:

Fixed assets at March 31, 1998 consist of:

          Leasehold improvements                                  $   314,313
          Furniture and fixtures                                      109,952
          Equipment, including assets held under
               capital lease of $87,336                               802,507
          Computer software                                            96,545
                                                                  -----------

                                                                    1,323,317

          Less accumulated depreciation and amortization             (693,053)
                                                                  -----------


                                                                  $   630,264
                                                                  ===========


G.   GOODWILL AND OTHER ASSETS:

Other assets consists of the following:

          Catalog development costs (net)          $ 71,519
          Acquisition costs (net)                    34,253
          Patents (net)                                 864
                                                   --------


                                                   $106,636
                                                   ========

The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                        Amortization Expense
                                     Life in Years       1998          1997

          Goodwill                      15-20          $131,975     $138,163
          Catalog development costs     21/2-5           58,622      186,685
          Acquisition costs                  5           10,816       16,428
          Patents                       161/2               909          909
                                                       --------     --------


          Total                                        $202,322     $342,185
                                                       ========     ========

                                     -F17-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



G.   GOODWILL AND OTHER ASSETS: (Continued)

Additions to other assets arise from the acquisition of companies, in the case of goodwill, or related loans, in the case of acquisition costs. Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets. Reductions in intangible assets result from amortization over their useful or prescribed lives or from adjustments necessary to revalue previously recorded amounts. As of March 1998, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with the declining sales volume in that division.

Subsequent to fiscal year 1995 catalog development costs are expensed as incurred except, beginning in 1997, catalogs not distributed are treated as prepaid expenses. The dollar effect of the change relating to finished catalogs amounted to $201,260 in 1997.

Advertising expense, including the amortization of catalog development costs incurred prior to 1996, amounted to $240,564 and $69,528 in 1998 and 1997, respectively.

Goodwill may also be reduced by an amount equal to the amount of federal tax net operating loss carryforwards used to reduce the Company's federal income tax liability to the extent that the benefit amount computed exceeds normal goodwill amortization.


H.   SHORT-TERM BANK BORROWINGS:

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                                                Maximum                  Average               Weighted
                                          Interest               Amount                  Amount                Average
                        Balance             Rate              Outstanding             Outstanding              Interest
                        at End            at End                 During                  During              Rate During
 March 31,            of Period          of Period            the Period (a)         the Period (b)         the Period (c)
    1998           $    2,085,000          9.75%            $       2,942,000       $      2,641,330             9.75%
    1997           $    2,768,000          9.75%            $       2,999,000       $      2,382,064             9.50%

                                     -F18-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


H.   SHORT-TERM BANK BORROWINGS:(Continued)

     (a)  Based on the maximum amount outstanding at any month-end.

     (b) Average amount outstanding during the period is computed by dividing the total of month-end outstanding principal balances by 12.

     (c) Average interest rate for the year is computed by dividing short-term interest expense by average aggregate short-term borrowings.

At March 31, 1998, the Company's revolving credit facility of $3,000,000 is available to the extent of collateral determined by the sum of 80% of qualifying accounts receivable plus 50% of inventories (capped at $2,000,000). Qualifying accounts receivable and inventory used as a basis for the March 31, 1998 borrowing totaled $5,330,553. Unused available credit at March 31, 1998 was $816,000 after considering outstanding letters of credit totaling $66,000 and a 20% market risk reserve on forward currency contracts totaling $165,000.

Borrowings from this line bear interest at the bank's prime rate plus 1.25%. The interest expense on short-term bank borrowings for 1998 and 1997 amounted to $261,788 and $226,394, respectively.

The short-term borrowing facility requires the Company to comply with certain restrictive covenants, including maintenance of various financial ratios. The note is guaranteed by the Company's president including an assignment of his Company common and preferred stock.


I.   LONG-TERM DEBT:

Long-term debt outstanding at March 31, 1998:

          SBA loan, payable in monthly installments of $10,000
          plus interest at prime plus 2.25% through July 1999      $160,000

          DCA note, held by seller                                  117,130
                                                                   --------

                                                                    277,130
          Less current portion                                      218,094
                                                                   --------

          Long-term portion                                        $ 59,036
                                                                   ========

                                     -F19-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



I.   LONG-TERM DEBT:(Continued)

The aggregate maturities for the next five years of all long-term debt are as follows at March 31, 1998:

          March 31, 1999                              $    218,094
          March 31, 2000                              $     59,036
          Thereafter                                  $          0

The DCA note represents the balance of a 1992 renegotiated contract. Presently, the Company believes that the former owner of DCA has assisted and is assisting another company to compete in a business substantially similar to the business of Sklar. Accordingly, Sklar has filed legal action against the former owner. The Company has not made payments on this obligation since September 1996 and is pursuing legal remedies to the alleged infringement of the purchase agreement. The Company had paid all previous payments due, under protest, upon advice of counsel. In the opinion of management the outcome of this action will not have a material impact on the Company.


J.   LEASE COMMITMENTS:

The Company leases its office and warehouse location on a net basis from a related party under an operating lease expiring in 1999. Additionally, the Company leases certain equipment, including a vehicle, under various operating leases expiring in 1999 through 2002.

The Company leases computer equipment under a capital lease included in the equipment caption on the accompanying consolidated balance sheet.

The asset and liability are recorded at the net present value of the minimum lease payments, based on the interest rate approximating 9.5%, implicit in the lease. Amortization of assets acquired under the capital lease is included in depreciation expense.

                                     -F20-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


J.   LEASE COMMITMENTS: (Continued)

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 1998 are as follows:

                                                      Total
                                                 Noncancellable
                                        Capital     Operating    Related
                                         Lease       Leases       Party

          1999                         $ 15,561     $253,207     $232,800
          2000                           15,561       32,090       19,400
          2001                           18,501       12,356           --
          2002                               --        8,675           --
          Later Years                        --           --           --
                                       --------     --------     --------

                                         49,623     $306,328     $252,200
                                                    ========     ========
          Less amount representing
             interest                     4,202

          Present value of capital
             lease obligation            45,441

             Less current portion        14,120
                                       --------

          Long-term obligation         $ 31,301
                                       ========

Total rent expense for the years ended March 31, 1998 and 1997 was $259,252 and $225,584, respectively.


K.  STOCKHOLDERS' EQUITY:

Preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30, only if declared by the Board of Directors. Dividends in arrears on preferred stock were $3,841,950 at March 31, 1998. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference of $100 per share, $2,195,400 aggregate, plus cumulative dividends.

                                     -F21-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


K.   STOCKHOLDERS' EQUITY: (Continued)

Treasury stock is recorded at cost. The number of shares of stock held in the treasury was as follows at March 31, 1998:

          Series A Convertible Preferred                        2,871
          Common                                              493,288

L.  STOCK OPTIONS:

The Company granted no stock options or stock appreciation rights in the last fiscal year. During the fiscal year 1993 the Corporation issued to Mr. Michael Malinowski an option for 100,000 shares exercisable at $.20 per share under the above Stock Option Plan. The Board of Directors during the fiscal year beginning April 1, 1993 also granted an option for 100,000 shares of Common Stock to Mr. Donald Taylor at an exercise price of $.25 per share. Both Mr. Malinowski's and Mr. Taylor's Options will expire on December 31, 2002. In 1988 the Board granted Mr. Donald Taylor 4,000 options on a new class of subordinated preferred stock at $10.00 per share. Mr. Taylor has not exercised these options as of the last fiscal year

M.   EMPLOYEE BENEFIT PLANS:

The Company maintains an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions up to 50% of the first 6% of eligible compensation. There is also a discretionary profit sharing feature incorporated into the plan. Eligible employees are those with more than one year of service and who work more than 1,000 hours per year. Company contributions to the plan amounted to $65,823 and $60,609 including discretionary profit sharing contributions of $40,000 and $30,000 in 1998 and 1997, respectively.

                                     -F22-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


N.   INCOME TAXES:

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating losses carryforwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carryforwards and additional post-merger operating losses totaling approximately $1,036,000, which expire in tax years, 1999 ($50,000), 2000 ($14,000), 2001 ($461,000), and 2002 ($511,000),
are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carryforwards will be used to reduce goodwill as the benefit is realized. There are no operating loss carryforwards for state tax purposes. In fiscal 1998 and 1997, $350,000 and $308,000, respectively, of the available federal net operating loss carryforward was applied to reduce federal taxable income. As a result, no federal income tax was paid by the Company in these years. The Company's federal tax filings through March 31, 1993 have been audited by the Internal Revenue Service.

The Company accounts for its income taxes under the asset/liability method mandated by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under this method a deferred tax asset or liability is recorded on the tax effects of temporary differences between the tax bases and financial reporting amounts of assets and liabilities. Measurement of the deferred tax assets and liabilities is based on the effective tax rates when the underlying temporary differences occur. These temporary differences are primarily due to the net operating loss carryforwards and the use of allowance accounts for financial statement purposes.

Deferred tax assets and liabilities are as follows:

                                                 March 31,
                                             1998         1997

          Total deferred tax asset         $407,183     $703,695
          Less valuation allowance          407,183      703,695
                                           --------     --------
             Net deferred tax asset               0            0
          Total deferred tax liability            0            0
                                           --------     --------

             Total deferred tax asset      $      0     $      0
                                           ========     ========

                                     -F23-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



N.   INCOME TAXES: (Continued)

The net change in the valuation allowance for the year ended March 31, 1998 and 1997 was a reduction of $296,512 and $80,879, respectively.

Permanent differences arise due to the amortization of goodwill, which accounts for approximately 75% of the difference between pre-tax financial statement income and income for tax purposes.


O.   RELATED PARTY TRANSACTIONS:

The Company has the following transactions with related parties:

     (a) The partners in J.B. Associates, the owner of the Company premises, are directors of Sklar Corporation. Rent expense for this building was $232,800 and $196,800 in 1998 and 1997, respectively. Three months rent are prepaid in the amount of $58,200 at March 31, 1998.

     (b) The Company has outstanding notes receivable from current officers and directors amounting to $263,882 at March 31, 1998.

     (c) The Company purchases medical instruments and repair services from a company in which the president had been a minority shareholder. The president receives a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. Purchases from this company amounted to $653,419 and $281,940 for 1998 and 1997, respectively. The Company has a note receivable from this company in the amount of $50,000 at March 31, 1998.

     (d) During 1998, the Company paid $4,500 to the former wife of the president.

                                     -F24-

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



P.   SIGNIFICANT CUSTOMER INFORMATION:

Two customers of the Company provided significant sales volume in 1998 and 1997. During these fiscal years sales to one customer comprised 38.6% and 35.3%, respectively, of the Company's total sales. The second customer accounted for 12.9% and 13.1% of the respective years' total sales.


Q.   FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS (LOSSES):

Gains and (losses) recognized from foreign currency activity amounted to $103,169 and $135,062 in 1998 and 1997, respectively.


R.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

A capital lease obligation of $46,623 was incurred in 1998, when the Company entered into a lease for new computer equipment.


S.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid amounted to $288,617 and $324,109 in 1998 and 1997, respectively.

Income taxes paid amounted to $40,895 and $11,236 in 1998 and 1997, respectively.


                                     -F25-