Form 10QSB
period 1998-06-30
SKLAR CORP
filed 1998-08-06
CIK 64500

FORM 10-QSB/A NO. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended            June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding June 1, 1998
   ------------------------                  -----------------------------
(Common stock, $0.10 par value)                       744,423

Transitional Small Business Disclosure Format (Check one):  Yes ________ No  X

                                SKLAR CORPORATION

                                      INDEX

                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1998 ...........................................3

         Statement of Income (Loss) -
                  three months ended June 30, 1998 and 1997 ...............4

         Statement of Cash Flows -
                  three months ended June 30, 1998 and 1997 ...............5

         Notes to condensed financial statements ........................6-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................10-11


Part II   Other Information

         Item 1     Legal Proceedings .................................11-12

         Item 3     Defaults Upon Senior Securities ......................12

         Item 5     Other Information ....................................12

         Item 6     Exhibits and Reports on form 8-K .....................12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                       6/30/98         3/31/98
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $48,153        $12,885
     Accounts Receivable                                    2,033,149      2,547,506
     Inventories (Note 5)                                   3,165,974      3,142,043
     Prepaid Expenses                                         201,833        199,262
                                                           ----------     ----------
TOTAL CURRENT ASSETS                                        5,449,109      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                           651,763        630,264
GOODWILL (Note 7)                                             892,845        879,830
OTHER ASSETS                                                  202,438        106,636
                                                           ----------     ----------
TOTAL ASSETS                                               $7,196,155     $7,518,426
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                          $227,686       $294,816
     Short-term Bank Borrowings (Note 2)                    1,167,000      2,085,000
     Current Portion-Long-Term Debt                           179,709        218,094
     Trade Accounts Payable                                 2,497,979         14,120
     Accrued Expenses                                         135,827      2,100,424
     Accrued Income Taxes                                       6,405        273,303
                                                           ----------     ----------
TOTAL CURRENT LIABILITIES                                   4,214,606      4,985,757

     Long-Term Debt (Note 3)                                  504,153         90,337
                                                           ----------     ----------
TOTAL LIABILITIES                                           4,718,759      5,076,094
                                                           ----------     ----------

CONTINGENCIES                                                       0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                       248            248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                          0              0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                         123,771        123,771
     Additional Paid-in Capital                             2,106,482      2,106,482
     Retained earnings                                        246,895        211,831
                                                           ----------     ----------

                                                            2,477,396      2,442,332
                                                           ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $7,196,155     $7,518,426
                                                           ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                              For the Three months Ended
                                               6/30/98         6/30/97

Revenues:
   Net Sales (Note 10)                       $3,233,462       $3,475,423


Cost and Expenses:
  Cost of Goods Sold                          1,839,840        1,969,464
  Selling, General and Administrative         1,298,611        1,453,118
  Interest                                       56,052           98,977
                                            -----------      -----------

                                              3,194,503        3,521,559
                                            -----------      -----------

Income (Loss) before taxes                       38,959          (46,136)



Provisions for Income Taxes
  Currently Payable (Note 8)                      3,896                0
                                            -----------      -----------

Net Income (Loss)                                35,063          (46,136)
                                            -----------      -----------

Preferred Dividend Requirement (Note 9)          68,606           68,606
                                            -----------      -----------

Loss Applicable to Common Shares               $(33,543)       $(114,742)
                                            -----------      -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                   744,423          744,423
                                            -----------      -----------

Loss Per Share (Note 11)                         $(0.05)          $(0.02)
                                            ===========      ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                        For the Three months Ended
                                                        6/30/98           6/30/97
Net Cash Provided (used) by Operating Activities       1,293,750         (127,206)


Net Cash Provided (Used) by Investing Activities        (164,530)        (129,573)

Net Cash Provided (Used) by Financing Activities      (1,093,952)         254,481
                                                     -----------      -----------

Net Decrease in Cash                                      35,268           (2,298)
Cash at Beginning of Period                               12,885            7,506
                                                     -----------      -----------

Cash at End of Period                                    $48,153           $5,208
                                                     ===========      ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the June 30, 1998 borrowing totaled $4,896,950. Unused available credit at June 30, 1998 was $846,069 after considering outstanding letters of credit totaling $28,113 and a $20% market risk reserve on forward currency contracts totaling $300,760.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At June 30, 1998 the BNCR was 8.5%. The interest expense on short-term bank borrowings for 1998 and 1997 amounted to $40,843 and $69,469, respectively.

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

On January 20, 1998, a settlement agreement was negotiated which entailed a significant restructuring of the original purchase. As part of the settlement the seller forgave the aforementioned notes payable by the Company, made a $150,000 payment to the Company and a $100,000 payment to a certain vendor included in the original assumed liabilities. Additionally, the seller is precluded from operating in any competitive fashion with the Company. In a related settlement the Company negotiated the forgiveness of $134,301 of assumed vendor liabilities related to the original purchase with a cash payment of $30,000. The Company continues to pursue additional settlements related to the assumed liabilities in the original purchase.

At March 31, 1998, the Company has recorded the settlement transaction as a reduction of goodwill in the amount of $1,060,706. This represents the negotiated reduction of liabilities and receipt of cash payment. Excess goodwill amortization and accrued interest expense recorded in 1997 have been recorded as other income in 1998, net of legal fees related to the settlement.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, (continued)

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over fifteen or twenty years, and catalog development costs are being amortized at various schedules ranging from 1 - 5 years for the three month period ended June 30, 1998 and 1997.

NOTE 8   INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carry-forwards and goodwill is reduced accordingly to reflect the utilization of the loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $1,036,000, which expire in 1999 ($50,000), 2000 ($14,000), 2001 ($461,000), and 2002 ($511,000), are
available as deductions from federal taxable income of future years.

NOTE 9   STOCKHOLDERS' EQUITY

As of June 30, 1998, of the 1,500,000 shares of Common Stock authorized, 744,423 are outstanding. Of the Series A Convertible Preferred Stock, 21,954 shares are authorized and outstanding.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1998.

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $50,656 in the three months ended June 30, 1998, and $76,897 in the three months ended June 30, 1997.

Income taxes paid amounted to $22,051 in the three months ended June 30, 1998, and $0 in the three months ended June 30, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the three months ended June 30

                            1998       1997
                            ----       ----

Net Sales                  100.0%     100.0%
Cost of Sales               56.9       56.7
Gross Profit                43.1       43.3
Selling, General and
  Admin. Expenses           40.2       41.8
Income Before
  Interest & Taxes           2.9        1.5
Interest Expense             1.7        2.8
Income Before
  Income Taxes               1.2        0.0
Net Income (Loss)            1.1       (1.3)

SALES

For the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997, sales were down $241,961 or 7%. This decrease reflects the competitive market pressures.

COST OF SALES

Cost of sales as a percentage of sales increased 0.2% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. This increase results primarily from the mix of products sold. As a result of increasing competitiveness in the health care industry, management expects the business to show in future periods lower than historical profit margin as a percent of sales.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1998 have decreased $154,507 or 10.62% from the three month period ended June 30, 1997. The decrease in these expenditures is a result of tighter expense control and reduction in payroll expense.

INTEREST

Interest costs decreased $ 42,925 or 43.4% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997 due due to a reduction in the outstanding line of credit funded by inventory and accounts receivable reductions.

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company has since conducted a fact-finding effort. A complaint was filed in May of 1998. The complaint alleges at this juncture, among other things, that the former Controller has violated the standards of conduct in the practice of public

                           PART II - OTHER INFORMATION
accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Convertible Preferred Stock on June 30, 1988 through 1998.

ITEM 5   OTHER INFORMATION

The registrant filed Form 15 on June 30, 1998 to deregister its Common Shares and Series A Convertible Preferred Stock.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



SKLAR CORPORATION


/S/Michael Malinowski
MICHAEL MALINOWSKI
CHIEF FINANCIAL OFFICER

August 5, 1998