Form 10QSB
period 1998-09-30
SKLAR CORP
filed 1998-11-20
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended   September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding  October 1, 1998
------------------------------------         -----------------------------
  (Common stock, $0.10 par value)                    794,423

Transitional Small Business Disclosure Format (Check one):  Yes ___   No  X

                                SKLAR CORPORATION


                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1998 and March 31, 1998 ..................  3

         Statement of Income (Loss) -
                  three and six months ended September 30, 1998 and 1997 .  4

         Statement of Cash Flows -
                  six months ended September 30, 1998 and 1997 ..........   5

         Notes to condensed financial statements ........................ 6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................10 - 11


Part II   Other Information

         Item 1    Legal Proceedings .................................. 11 - 12

         Item 3    Defaults Upon Senior Securities ....................    12

         Item 5    Other Information ..................................    12

         Item 6    Exhibits and Reports on form 8-K ...................    12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                       9/30/98        3/31/98
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                  $   71,910     $   12,885
     Accounts Receivable                                    2,240,804      2,547,506
     Inventories (Note 5)                                   3,167,605      3,142,043
     Prepaid Expenses                                         218,799        199,262
                                                           ----------     ----------
TOTAL CURRENT ASSETS                                        5,699,118      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                           632,284        630,264
GOODWILL (Note 7)                                             558,468        879,830
OTHER ASSETS                                                   54,714        106,636
                                                           ----------     ----------
TOTAL ASSETS                                               $6,944,584     $7,518,426
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                        $   74,028     $  294,816
     Short-term Bank Borrowings (Note 2)                    1,144,000      2,085,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                            131,250        232,214
     Trade Accounts Payable                                 2,617,187      2,100,424
     Accrued Expenses                                         265,820        270,794
     Accrued Income Taxes                                      46,405          2,509
                                                           ----------     ----------
TOTAL CURRENT LIABILITIES                                   4,278,690      4,985,757

     Long-term Debt and Capital Lease Payable                  23,172         90,337
                                                           ----------     ----------
TOTAL LIABILITIES                                           4,301,862      5,076,094
                                                           ----------     ----------

CONTINGENCIES                                                       0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 21,954 shares outstanding               248            248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                          0              0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,237,711 issued
        and 794,423 outstanding                               123,771        123,771
     Additional Paid-in Capital                             2,106,482      2,106,482
     Retained earnings                                        563,259        362,869
                                                           ----------     ----------

                                                            2,793,760      2,593,370
                                                           ----------     ----------

     Less treasury stock                                      151,038        151,038
                                                           ----------     ----------

     TOTAL STOCKHOLDER'S EQUITY                             2,642,722      2,442,332
                                                           ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $6,944,584     $7,518,426
                                                           ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                         3 Months Ended                    6 Month Ended
                                     9/30/98         9/30/97         9/30/98          9/30/97
Revenues:
  Net Sales (Note 10)              $ 3,418,405     $ 3,428,446     $ 6,651,867     $ 6,903,869

Cost and Expenses:
  Cost of Goods Sold                 1,713,183       1,963,135       3,553,023       3,932,599
   Selling, General & Admin          1,465,203       1,275,390       2,763,814       2,728,508
  Interest                              49,692         111,171         105,744         210,148
                                   -----------     -----------     -----------     -----------

                                     3,228,078       3,349,696       6,422,581       6,871,255
                                   -----------     -----------     -----------     -----------

  Income (Loss) before taxes           190,327          78,750         229,286          32,614

Provision for Income Taxes
  Currently Payable (Note 8)            25,000           3,261          28,896           3,261
                                   -----------     -----------     -----------     -----------

Net Income (Loss)                      165,327          75,489         200,390          29,353
                                   -----------     -----------     -----------     -----------

Preferred Dividend
Requirement (Note 9)                    68,607          68,607         137,213         137,213
                                   -----------     -----------     -----------     -----------

Gain (Loss) Applicable to
Common Shares                           96,720           6,882          63,177        (107,860)
                                   -----------     -----------     -----------     -----------

Per Share Data:

Weighted Average Common Shares
Outstanding                            794,423         744,423         773,112         744,423
                                   -----------     -----------     -----------     -----------

Gain (Loss) Per Share              $      0.12     $      0.01     $      0.08     $     (0.14)
                                   ===========     ===========     ===========     ===========
  (Note 11)

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                        For the Six Months Ended
                                                        9/30/98          9/30/97

Net Cash Provided (used) by Operating Activities       1,470,770          163,225


Net Cash Provided (Used) by Investing Activities         (81,693)         (77,856)

Net Cash Provided (Used) by Financing Activities      (1,330,052)         (59,862)
                                                     -----------      -----------

Net Increase/(Decrease) in Cash                           59,025           25,507
Cash at Beginning of Period                               12,885            7,506
                                                     -----------      -----------

Cash at End of Period                                $    71,910      $    33,013
                                                     ===========      ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 1998 borrowing totaled $5,060,949. Unused available credit at September 30, 1998 was $1,178,950 after considering outstanding letters of credit totaling $34,640 and a $20% market risk reserve on forward currency contracts totaling $83,610.

Borrowings from this line bear interest at the Bank's  National  Commercial Rate
(BNCR) plus 1.25% (one and one-quarter percent). At September 30, 1998 the BNCR was 8.5%. The interest expense on short-term bank borrowings for the six months ended September 30, 1998 and 1997 amounted to $75,243 and $137,963, respectively.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, continued

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

During the fiscal year ended March 31, 1998, settlements were reached with the seller and one of the vendors included in the original assumed liabilities. The settlement transactions included a cash payment from the seller, cash payments to a vendor by the seller and the company and a reduction of liabilities to the seller and vendors. These transactions were accounted for by an offsetting reduction of goodwill.

During the six months ended September 30, 1998, an agreement was reached with another vendor included in the original assumed liabilities which encompasses a cash payment of $120,000, in complete satisfaction of liabilities approximating $470,000 to be made prior to December 31, 1998. This agreement has been recorded at September 30, 1998 as a reduction of goodwill.

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

NOTE 7   GOODWILL AND CATALOG DEVELOPMENT COSTS

Goodwill is amortized over fifteen or twenty years. For the six months ended September 30, 1998, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with the declining volume in that business.

Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets and amortized at various schedules ranging from 1-5 years. Subsequent to fiscal year 1995 catalog development costs are expensed as incurred.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 9   STOCKHOLDERS' EQUITY

As of September 30, 1998, of the 1,500,000 shares of Common Stock authorized, 794,423 are outstanding. Of the Series A Convertible Preferred Stock, 21,954 shares are authorized and outstanding.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $102,997 in the six months ended September 30, 1998, and $151,273 in the six months ended September 30, 1997.

Income taxes paid amounted to $22,051 in the six months ended September 30, 1998, and $8,500 in the six months ended September 30, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30

                           1998        1997

Net Sales                  100.0%     100.0%
Cost of Sales               53.4       57.0
Gross Profit                46.6       43.0
Selling, General and
  Admin. Expenses           41.6       39.5
Income Before
  Interest & Taxes           5.0        3.5
Interest Expense             1.6        3.0
Income Before
  Income Taxes               3.4        0.5
Net Income (Loss)            3.0        0.4

SALES

For the six month period ended September 30, 1998 compared to the six month period ended September 30, 1997, sales were down $252,002 or 3.7%. This decrease reflects the competitive market pressures.

COST OF SALES

Cost of sales as a percentage of sales decreased 3.6% for the six month period ended September 30, 1998 compared to the six month period ended September 30, 1997. This decrease results primarily from the mix of products sold and favorable currency fluctuations.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six month period ended September 30, 1998 have increased $35,306 or 1.3% from the six month period ended June 30, 1997. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs decreased $104,404 or 49.7% for the six month period ended September 30, 1998 compared to the six month period ended September 30, 1997 due to a reduction in the outstanding line of credit and term debt funded by operations and inventory and accounts receivable reductions.

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

November 20, 1998