Form 10QSB/A
period 1998-06-30
SKLAR CORP
filed 1998-12-11
CIK 64500

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

For the transition period from _________________ to _________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                            Outstanding June 1, 1998
 --------------------------------------------      ------------------------
      (Common stock, $0.10 par value)                      794,423

Transitional Small Business Disclosure Format (Check one):  Yes ____   No  __X__

                                SKLAR CORPORATION


                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
             June 30, 1998 .................................................3

         Statement of Income (Loss) -
             three months ended June 30, 1998 and 1997 .....................4

         Statement of Cash Flows -
             three months ended June 30, 1998 and 1997 .....................5

         Notes to condensed financial statements .......................6 - 9

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10 - 11


Part II  Other Information

         Item 1     Legal Proceedings ................................11 - 12

         Item 3     Defaults Upon Senior Securities .......................12

         Item 5     Other Information .....................................12

         Item 6     Exhibits and Reports on form 8-K ......................12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                         6/30/98            3/31/98
                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $   48,153        $   12,885
     Accounts Receivable                                       2,033,149         2,547,506
     Inventories (Note 5)                                      3,165,974         3,142,043
     Prepaid Expenses                                            201,833           199,262
                                                              ----------        ----------
TOTAL CURRENT ASSETS                                           5,449,109         5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                              651,763           630,264
GOODWILL (Note 7)                                                892,845           879,830
OTHER ASSETS                                                     202,438           106,636
                                                              ----------        ----------
TOTAL ASSETS                                                  $7,196,155        $7,518,426
                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                           $  227,686        $  294,816
     Short-term Bank Borrowings (Note 2)                       1,167,000         2,085,000
     Current Portion-Long-Term Debt                              179,709           218,094
     Trade Accounts Payable                                    2,497,979            14,120
     Accrued Expenses                                            135,827         2,100,424
     Accrued Income Taxes                                          6,405           273,303
                                                              ----------        ----------
TOTAL CURRENT LIABILITIES                                      4,214,606         4,985,757

     Long-Term Debt (Note 3)                                     504,153            90,337
                                                              ----------        ----------
TOTAL LIABILITIES                                              4,718,759         5,076,094
                                                              ----------        ----------

CONTINGENCIES                                                          0                 0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 10,000,000 shares;
       issued and outstanding 24,825 shares                          248               248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding -0-                                             0                 0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; issued and
        outstanding, 1,237,711 shares                            123,771           123,771
     Additional Paid-in Capital                                2,106,482         2,106,482
     Retained earnings                                           397,933           362,869
                                                              ----------        ----------

                                                               2,628,434         2,593,370
                                                              ----------        ----------

     Less treasury stock                                         151,038           151,038
                                                              ----------        ----------

     TOTAL STOCKHOLDER'S EQUITY                                2,477,396         2,442,332
                                                              ----------        ----------


TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                      $7,196,155        $7,518,426
                                                              ==========        ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                  For the Three months Ended
                                                6/30/98              6/30/97

Revenues:
   Net Sales (Note 10)                         $ 3,233,462         $ 3,475,423


Cost and Expenses:
  Cost of Goods Sold                             1,839,840           1,969,464
  Selling, General and Administrative            1,298,611           1,453,118
  Interest                                          56,052              98,977
                                               -----------         -----------

                                                 3,194,503           3,521,559
                                               -----------         -----------

Income (Loss) before taxes                          38,959             (46,136)



Provisions for Income Taxes
  Currently Payable (Note 8)                         3,896                   0
                                               -----------         -----------

Net Income (Loss)                                   35,063             (46,136)
                                               -----------         -----------

Preferred Dividend Requirement (Note 9)             68,606              68,606
                                               -----------         -----------

Loss Applicable to Common Shares               $   (33,543)        $  (114,742)
                                               -----------         -----------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                      751,566             744,423
                                               -----------         -----------

Loss Per Share (Note 11)                       $     (0.04)        $     (0.02)
                                               ===========         ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                           For the Three months Ended
                                                          6/30/98              6/30/97

Net Cash Provided (used) by Operating Activities          1,293,750            (127,206)


Net Cash Provided (Used) by Investing Activities           (164,530)           (129,573)

Net Cash Provided (Used) by Financing Activities         (1,093,952)            254,481
                                                        -----------         -----------

Net Decrease in Cash                                         35,268              (2,298)
Cash at Beginning of Period                                  12,885               7,506
                                                        -----------         -----------

Cash at End of Period                                   $    48,153         $     5,208
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

NOTE 9   STOCKHOLDERS' EQUITY

On June 18, 1998, the board of directors authorized the issuance of 50,000 shares of the company's previously unissued common stock to an individual who has been providing consulting services to the company. The issuance acted as an inducement for the individual to join the company as an

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

employee and vice president. The number of shares outstanding and the earning per share calculations have been adjusted effective June 18, 1998 to reflect this stock grant.

As of June 30, 1998, of the 1,500,000 shares of Common Stock authorized, 794,423 are outstanding. Of the Series A Convertible Preferred Stock, 21,954 shares are authorized and outstanding. The Series A Convertible Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1998.

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

December 11, 1998