Form 10QSB/A
period 1998-09-30
SKLAR CORP
filed 1999-01-29
CIK 64500

FORM 10-QSB/A NO.1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended              September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                        Outstanding January 1, 1999
         (Common stock, $0.10 par value)                    1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ___ No X

                                SKLAR CORPORATION


                                      INDEX

                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1998 and March 31, 1998 ....................3

         Statement of Income (Loss) -
                  three and six months ended September 30, 1998 and 1997 ...4

         Statement of Cash Flows -
                  six months ended September 30, 1998 and 1997 .............5

         Notes to condensed financial statements .........................6-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................10-12


Part II   Other Information

         Item 1   Legal Proceedings .......................................12

         Item 3   Defaults Upon Senior Securities .........................12

         Item 5   Other Information .......................................12

         Item 6   Exhibits and Reports on form 8-K ........................12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                       9/30/98        3/31/98
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                  $   71,910     $   12,885
     Accounts Receivable                                    2,240,804      2,547,506
     Inventories (Note 5)                                   3,167,605      3,142,043
     Prepaid Expenses                                         218,799        199,262
                                                           ----------     ----------
TOTAL CURRENT ASSETS                                        5,699,118      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                           632,284        630,264
GOODWILL (Note 7)                                             558,468        879,830
OTHER ASSETS                                                   54,714        106,636
                                                           ----------     ----------
TOTAL ASSETS                                               $6,944,584     $7,518,426
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                        $   74,028     $  294,816
     Short-term Bank Borrowings (Note 2)                    1,144,000      2,085,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                            131,250        232,214
     Trade Accounts Payable                                 2,617,187      2,100,424
     Accrued Expenses                                         265,820        270,794
     Accrued Income Taxes                                      46,405          2,509
                                                           ----------     ----------
TOTAL CURRENT LIABILITIES                                   4,278,690      4,985,757

     Long-term Debt and Capital Lease Payable                  23,172         90,337
                                                           ----------     ----------
TOTAL LIABILITIES                                           4,301,862      5,076,094
                                                           ----------     ----------

CONTINGENCIES                                                       0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding               248            248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                              0              0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,297,952 issued
        and 804,940 and 754,940 outstanding at
        9/30/98 and 3/31/98 respectively                      129,795        123,771
     Additional Paid-in Capital                             2,114,958      2,106,482
     Retained earnings                                        548,759        362,869
                                                           ----------     ----------

                                                            2,793,760      2,593,370
                                                           ----------     ----------

     Less treasury stock                                      151,038        151,038
                                                           ----------     ----------

     TOTAL STOCKHOLDER'S EQUITY                             2,642,722      2,442,332
                                                           ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $6,944,584     $7,518,426
                                                           ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                         3 Months Ended                   6 Month Ended
                                     9/30/98          9/30/97         9/30/98        9/30/97
Revenues:
  Net Sales (Note 10)              $ 3,418,405     $ 3,428,446     $ 6,651,867     $ 6,903,869

Cost and Expenses:
  Cost of Goods Sold                 1,713,183       1,963,135       3,553,023       3,932,599
   Selling, General & Admin          1,465,203       1,275,390       2,778,314       2,728,508
  Interest                              49,692         111,171         105,744         210,148
                                   -----------     -----------     -----------     -----------

                                     3,228,078       3,349,696       6,437,081       6,871,255
                                   -----------     -----------     -----------     -----------

  Income (Loss) before taxes           190,327          78,750         214,786          32,614

Provision for Income Taxes
  Currently Payable (Note 8)            25,000           3,261          28,896           3,261
                                   -----------     -----------     -----------     -----------

Net Income (Loss)                      165,327          75,489         185,890          29,353
                                   -----------     -----------     -----------     -----------

Preferred Dividend
Requirement (Note 9)                    68,994          68,994         137,988         137,988
                                   -----------     -----------     -----------     -----------

Gain (Loss) Applicable to
Common Shares                           96,333           6,495          47,902        (108,635)
                                   -----------     -----------     -----------     -----------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                       804,940         754,940         783,629         754,940
                                   -----------     -----------     -----------     -----------

Gain (Loss) Per Share              $      0.12     $      0.01     $      0.06     $     (0.14)
  (Note 11)                        ===========     ===========     ===========     ===========

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

NOTE 2   SHORT-TERM BANK BORROWINGS

On June 4, 1996 the Company entered into an amended and restated loan and security agreement for $3,750,000, which reduced to $3,000,000 on March 31, 1997, and is collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 1998 borrowing totaled $5,060,949. Unused available credit at September 30, 1998 was $1,178,950 after considering outstanding letters of credit totaling $34,640 and a 20% market risk reserve on forward currency contracts totaling $83,610.

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

NOTE 9   STOCKHOLDERS' EQUITY

As of September 30, 1998, of the 1,500,000 shares of Common Stock authorized, 804,940 were outstanding. Of the Series A Convertible Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

Management has reviewed all stock transfer records and share calculations and reflected the necessary changes in stockholders' equity at September 30, 1998. All changes are considered to be immaterial.

NOTE 10   SALES

A sale is recorded when title to the product passes to the customer.

NOTE 11   NET INCOME/(LOSS) PER SHARE

Net income/(loss) per share is computed by dividing the net income/(loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend. No effect has been given to Common Stock equivalent shares as such would be anti-dilutive.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30

                                         1998                        1997
Net Sales                               100.0%                      100.0%
Cost of Sales                            53.4                        57.0
Gross Profit                             46.6                        43.0
Selling, General and
  Admin. Expenses                        41.8                        39.5
Income Before
  Interest & Taxes                        4.8                         3.5
Interest Expense                          1.6                         3.0
Income Before
  Income Taxes                            3.2                         0.5
Net Income (Loss)                         2.8                         0.4

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

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the six month period ended September 30, 1998 have increased $49,806 or 1.8% from the six month period ended September 30, 1997. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

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

YEAR 2000 COMPLIANCE

The company has retained a consulting firm to assist the company in determining any Year 2000 weaknesses and to aid the company in converting its information systems from a mainframe/mini computer based system to a NT SQL compliant database system. The company uses a management information system to process orders, and to control the purchasing and distribution functions of the company's business. Additionally the system provides information and reports that management needs to monitor the operations and make informed decisions. Management has done preliminary tests on the current application software and underlying database and found it to be Year 2000 compliant. It is anticipated that full conversion to new hardware, software and operating environment will be completed by June of 1999, with the final testing to be completed by September 1999. Support software including Sales Management software, Accounting software, EDI software and General Office software is the most current versions, all of which were purchased and installed during 1997 through 1999. The company believes these to be fully compliant. Testing of these products will occur in the 3rd quarter of 1999.

The company's consulting firm will be communicating with key customers to coordinate Year 2000 compliance with the EDI transmissions. The company's products contain no electronic parts and therefore, no compliance issues exist.

While no Year 2000 problems have been found to date, the possibility exists that year 2000 software problems could exist in the company's systems and there are no assurances that required modifications would be completed on time. The failure to correct a YEAR 2000 problem could result in an interruption of certain normal business activities and operations.

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller, Charles Wilson. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the company also filed in the court of Common Pleas for Chester County, a Writ of Summons against Wilson, personally. The Company has since conducted a fact-finding effort. A complaint was filed in May of 1998. The complaint alleges at this juncture, among other things, that Wilson has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought.

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

January 29, 1999