Form 10QSB
period 1998-12-31
SKLAR CORP
filed 1999-02-19
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine month period ended             December 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding February 1, 1999
   -----------------------                   ---------------------------------
(Common stock, $0.10 par value)                           1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ________ No  X

                                SKLAR CORPORATION


                                      INDEX



                                                                       Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 1998 and March 31, 1998                      3

         Statement of Income (Loss) -
                  three and nine months ended December, 1998 and 1997       4

         Statement of Cash Flows -
                  nine months ended December 31, 1998 and 1997              5

         Notes to condensed financial statements                        6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10 - 12


Part II   Other Information

         Item 1         Legal Proceedings                                  12

         Item 3         Defaults Upon Senior Securities                    12

         Item 5         Other Information                                  12

         Item 6         Exhibits and Reports on form 8-K                   13

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                       12/31/98       3/31/98
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                  $  254,872     $   12,885
     Accounts Receivable                                    2,234,935      2,547,506
     Inventories (Note 5)                                   3,309,024      3,142,043
     Prepaid Expenses                                         275,561        199,262
                                                           ----------     ----------
TOTAL CURRENT ASSETS                                        6,074,392      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                           619,933        630,264
GOODWILL (Note 7)                                             536,367        879,830
OTHER ASSETS                                                        0        106,636
                                                           ----------     ----------
TOTAL ASSETS                                               $7,230,692     $7,518,426
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                        $   12,648     $  294,816
     Short-term Bank Borrowings (Note 2)                    1,098,000      2,085,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                            131,250        232,214
     Trade Accounts Payable                                 2,963,990      2,100,424
     Accrued Expenses                                         226,844        270,794
     Accrued Income Taxes                                      25,002          2,509
                                                           ----------     ----------
TOTAL CURRENT LIABILITIES                                   4,457,734      4,985,757

     Long-term Debt and Capital Lease Payable                  19,641         90,337
                                                           ----------     ----------
TOTAL LIABILITIES                                           4,477,375      5,076,094
                                                           ----------     ----------

CONTINGENCIES                                                       0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A convertible preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding               248            248
     Series A subordinate convertible preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                              0              0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,297,952 issued,
        1,104,940 and 754,940 outstanding at
        12/31/98 and 3/31/98 respectively                     129,795        123,771
     Additional Paid-in Capital                             2,159,958      2,106,482
     Retained earnings                                        614,354        362,869
                                                           ----------     ----------
                                                            2,904,355      2,593,370
                                                           ----------     ----------
     Less treasury stock                                      151,038        151,038
                                                           ----------     ----------
     TOTAL STOCKHOLDER'S EQUITY                             2,753,317      2,442,332
                                                           ----------     ----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                   $7,230,692     $7,518,426
                                                           ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                             3 Months Ended                  9 Months Ended
                                      12/31/98          12/31/97        12/31/98          12/31/97
Revenues:
  Net Sales (Note 10)              $  3,694,502      $  3,402,914     $ 10,346,369     $ 10,306,783

Cost and Expenses:
  Cost of Goods Sold                  2,176,993         1,943,850        5,730,016        5,876,449
  Selling, General & Admin            1,389,866         1,254,914        4,168,180        3,983,422
  Interest                               58,945           100,158          164,689          310,306
                                   ------------      ------------     ------------     ------------

                                      3,625,804         3,298,922       10,062,885       10,170,177
                                   ------------      ------------     ------------     ------------

  Income before taxes                    68,698           103,992          283,484          136,606

Provision for Income Taxes
  Currently Payable (Note 8)              3,104            10,400           32,000           13,661
                                   ------------      ------------     ------------     ------------

Net Income                               65,594            93,592          251,484          122,945
                                   ------------      ------------     ------------     ------------

Preferred Dividend
Requirement (Note 9)                     68,994            68,994          206,982          206,982
                                   ------------      ------------     ------------     ------------

Income (Loss) Applicable to
Common Shares                            (3,404)           24,598           44,502          (84,037)
                                   ------------      ------------     ------------     ------------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                        902,766           754,940          823,485          754,940
                                   ------------      ------------     ------------     ------------

Gain (Loss) Per Share              $       0.00      $       0.03     $       0.05     $      (0.11)
                                   ============      ============     ============     ============
  (Note 11)

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                         For the Nine Months Ended
                                                       12/31/98           12/31/97
Net Cash Provided (used) by Operating Activities       1,732,627          445,569

Net Cash Provided (Used) by Investing Activities         (49,680)        (179,979)

Net Cash Provided (Used) by Financing Activities      (1,398,937)        (179,081)
                                                     -----------      -----------

Net Increase/(Decrease) in Cash                          284,010           86,509
Cash at Beginning of Period                               12,885            7,506
                                                     -----------      -----------
Cash at End of Period                                $   296,895      $    94,015
                                                     ===========      ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the nine month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the December 31, 1998 borrowing totaled $4,057,195. Unused available credit at December 31, 1998 was $647,505 after considering outstanding letters of credit totaling $101,520.

Borrowings from this line bear interest at the Bank's Prime Rate. At December 31, 1998 the Prime Rate was 7.75%. The interest expense on short-term bank borrowings for the nine months ended December 31, 1998 and 1997 amounted to $114,590 and $203,445, respectively.

The full value of the note is guaranteed personally by the Company's Chief Financial Officer.

NOTE 3   LONG-TERM DEBT

The original contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three fixed $100,000 annual payments plus interest and royalties based upon future sales to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The gross payments and associated liability under the new agreement are substantially the same as to those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did however change the aggregate prospective maturities. The Company has not made payments against this obligation since September 1996, but continues to reflect the liability (See Item 1 (A), Legal Matters under Part II, Other Information).

NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, Misdom-Frank and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, continued

Effective May 31, 1996, the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) in a transaction originally valued at $3,306,791. The purchase price was allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase was financed by $1,700,000 drawn against the Company's then amended credit line agreement, $900,386 assumption of SMS vendor liabilities, subject to the agreement, and $706,405 of notes payable to the seller. Subsequent to the acquisition it was determined certain inventory may have been misrepresented or mislabeled and could not be sold in the United States in accordance with regulations of the U.S. Customs and Food and Drug Administration.

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

During the six months ended September 30, 1998, an agreement was reached with another vendor included in the original assumed liabilities which encompasses a cash payment of $120,000, in complete satisfaction of liabilities approximating $470,000. The cash payment was made February XX, 1999. This agreement had been recorded at September 30, 1998 as a reduction of goodwill.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8   INCOME TAXES, continued

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

NOTE 9   STOCKHOLDERS' EQUITY

As of December 31, 1998, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Convertible Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

NOTE 13  SUBSEQUENT EVENT

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purpose of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid amounted to $127,401 in the nine months ended December 31, 1998, and $151,273 in the nine months ended December 31, 1997.

Income taxes paid amounted to $49,261 in the nine months ended December 31, 1998, and $30,895 in the nine months ended December 31, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                                 1998            1997
                                 ----            ----
Net Sales                       100.0%          100.0%
Cost of Sales                    55.4            57.0
Gross Profit                     44.6            43.0
Selling, General and
  Admin. Expenses                40.3            38.7
Income Before
  Interest & Taxes                4.3             4.3
Interest Expense                  1.6             3.0
Income Before
  Income Taxes                    2.7             1.3
Net Income                        2.4             1.2

SALES

For the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997, sales increased $39,586 or .4%. This increase reflects the effect of competitive market pressures.

COST OF SALES

Cost of sales as a percentage of sales decreased 1.6% for the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997. This decrease results primarily from the mix of products sold.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine month period ended December 31, 1998 have increased $184,758 or 4.6% from the nine month period ended December 31, 1997. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs decreased $145,617 or 46.9% for the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997 due to a reduction in the outstanding line of credit and term debt funded by operations and inventory and accounts receivable reductions as well as increases in trade accounts payable.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revolving line of credit is considered adequate to meet the financing requirements of the Company in the foreseeable future.

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller, Charles Wilson. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the company also filed in the court of Common Pleas for Chester County, a Writ of Summons against Wilson, personally. The Company has since conducted a fact-finding effort. A complaint was filed in May of 1998. The complaint alleges at this juncture, among other things, that Wilson has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought.

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

February 19, 1999