Form 10QSB/A
period 1998-06-30
SKLAR CORP
filed 1999-07-02
CIK 64500

FORM 10-QSB/A NO. 2

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

For the transition period from _______ to ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                          Outstanding  August 1, 1998
     -----------------------------------         ---------------------------
      (Common stock, $0.10 par value)                      804,940

Transitional Small Business Disclosure Format (Check one): Yes ________ No X

                                SKLAR CORPORATION


                                      INDEX

                                                                                                                 Page No.
Part I   Financial Information

         Balance Sheet -
                  June 30, 1998                                                                                      3

         Statement of Income (Loss) -
                  three months ended June 30, 1998 and 1997                                                          4

         Statement of Cash Flows -
                  three months ended June 30, 1998 and 1997                                                          5

         Notes to condensed financial statements                                                                 6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          10 - 11


Part II   Other Information

         Item 1              Legal Proceedings                                                                 11 - 12

         Item 3               Defaults Upon Senior Securities                                                       12

         Item 5             Other Information                                                                       12

         Item 6         Exhibits and Reports on form 8-K                                                            12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                          6/30/98         3/31/98
                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $   48,153     $   12,885
     Accounts Receivable                                       2,033,149      2,547,506
     Inventories (Note 5)                                      3,165,974      3,142,043
     Prepaid Expenses                                            201,833        199,262
                                                              ----------     ----------
TOTAL CURRENT ASSETS                                           5,449,109      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                              651,763        630,264
GOODWILL (Note 7)                                                892,845        879,830
OTHER ASSETS                                                     202,438        106,636
                                                              ----------     ----------
TOTAL ASSETS                                                  $7,196,155     $7,518,426
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                           $  227,686     $  294,816
     Short-term Bank Borrowings (Note 2)                       1,167,000      2,085,000
     Current Portion-Long-Term Debt                              179,709        232,214
     Trade Accounts Payable                                    2,497,979      2,100,424
     Accrued Expenses                                            135,827        270,794
     Accrued Income Taxes                                          6,405          2,509
                                                              ----------     ----------
TOTAL CURRENT LIABILITIES                                      4,214,606      4,985,757

     Long-Term Debt (Note 3)                                     504,153         90,337
                                                              ----------     ----------
TOTAL LIABILITIES                                              4,718,759      5,076,094
                                                              ----------     ----------

CONTINGENCIES                                                          0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock,  par value
       $.01 per share, authorized, 10,000,000 shares;
       24,825 issued and 22,078 outstanding shares                   248            248
     Series A subordinate preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                 0              0
     Common stock, par value $.10 per share,
        authorized, 1,500,000 shares; 1,297,952 and
         1,247,952 issued, 804,940 and 754,940
        outstanding,  at 6/30/98 and 3/31/98 respectively        129,795        124,795
     Additional Paid-in Capital                                2,114,958      2,105,458
     Retained earnings                                           383,433        362,869
                                                              ----------     ----------

                                                               2,628,434      2,593,370
                                                              ----------     ----------

     Less treasury stock                                         151,038        151,038
                                                              ----------     ----------

     TOTAL STOCKHOLDER'S EQUITY                                2,477,396      2,442,332
                                                              ----------     ----------


TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                      $7,196,155     $7,518,426
                                                              ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                                         For the Three months Ended
                                                                               6/30/98                                     6/30/97

Revenues:
   Net Sales (Note 10)                                                       $ 3,233,462                            $    3,475,423


Cost and Expenses:
  Cost of Goods Sold                                                           1,839,840                                 1,969,464
  Selling, General and Administrative                                          1,313,111                                 1,453,118
  Interest                                                                        56,052                                    98,977
                                                                       -----------------                        ------------------

                                                                               3,209,003                                 3,521,559
                                                                       -----------------                        ------------------

Income (Loss) before taxes                                                        24,459                                  (46,136)



Provisions for Income Taxes
  Currently Payable (Note 8)                                                       3,896                                         0
                                                                       -----------------                        ------------------

Net Income (Loss)                                                                 20,563                                  (46,136)
                                                                       -----------------                        ------------------

Preferred Dividend Requirement (Note 9)                                           68,994                                    68,994
                                                                       -----------------                        ------------------

Loss Applicable to Common Shares                                           $     (48,431)                           $    (115,130)
                                                                       ------------------                       ------------------

Per Share Data:

Weighted Average Common Shares
  Outstanding                                                                    762,083                                   754,940
                                                                       -----------------                        ------------------

Basic and Diluted Earnings/(Loss) Per Share (Note 11)                        $(0.06)                                   $(0.15)
                                                                             =======                                   =======

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                                              For the Three months Ended
                                                                                        6/30/98                             6/30/97
Net Cash Provided (used) by Operating Activities                                        1,293,750                         (127,206)


Net Cash Provided (Used) by Investing Activities                                         (164,530)                        (129,573)

Net Cash Provided (Used) by Financing Activities                                       (1,093,952)                         254,481
                                                                                  ----------------                 ---------------

Net Decrease in Cash                                                                       35,268                           (2,298)
Cash at Beginning of Period                                                                12,885                            7,506
                                                                                  ---------------                  ---------------

Cash at End of Period                                                                     $48,153                      $     5,208
                                                                                  ===============                  ===============


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

NOTE 9   STOCKHOLDERS' EQUITY

On June 18, 1998, the board of directors authorized the issuance of 50,000 shares of the company's previously unissued common stock to an individual who has been providing consulting services to the company. The issuance acted as an inducement for the individual to join the company as an employee and vice president.


                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Selling, General and Administrative Expenses have been increased $14,500 to reflect the then estimated fair value of the shares issued. The number of shares outstanding and the earning per share calculations have been adjusted effective June 18, 1998 to reflect this stock grant.

As of June 30, 1998, of the 1,500,000 shares of Common Stock authorized, 804,940 are outstanding. Of the Series A Preferred Stock, 22,078 shares are authorized and outstanding. The Series A Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Convertible Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1998.

NOTE 10   SALES

Revenue, net of an allowance for estimated returns, is recognized upon shipment of goods to the customer.

NOTE 11   NET EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share is computed by dividing the net loss applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend. No effect has been given to Common Stock equivalent shares as such would be anti-dilutive.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the three months ended June 30

                                                                                     1998                                   1997
                                                                                     ----                                   ----
Net Sales                                                                            100.0%                                100.0%
Cost of Sales                                                                         56.9                                  56.7
Gross Profit                                                                          43.1                                  43.3
Selling, General and
  Admin. Expenses                                                                     40.6                                  41.8
Income Before
  Interest & Taxes                                                                     2.5                                   1.5
Interest Expense                                                                       1.7                                   2.8
Income Before
  Income Taxes                                                                         0.8                                   0.0
Net Income (Loss)                                                                      0.6                                  (1.3)

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

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1998 have decreased $140,007 or 9.63% from the three month period ended June 30, 1997. The decrease in these expenditures is a result of tighter expense control and reduction in payroll expense.

INTEREST

Interest costs decreased $ 42,925 or 43.4% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997 due to a reduction in the outstanding line of credit funded by inventory and accounts receivable reductions.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As reported in registrant's form 10-Q for the quarter ended December 31, 1985 and as further discussed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Preferred Stock on June 30, 1988 through 1998.

ITEM 5   OTHER INFORMATION

The registrant filed Form 15 on June 30, 1998 to deregister its Common Shares and Series A Preferred Stock.

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

July 1, 1999