Form 10QSB/A
period 1998-09-30
SKLAR CORP
filed 1999-07-02
CIK 64500

FORM 10-QSB/A NO.2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended              September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

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

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding January 1, 1999
  -------------------------------               ---------------------------
   (Common stock, $0.10 par value)                        1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ________ No  X

                                SKLAR CORPORATION


                                      INDEX

                                                                                                                 Page No.
Part I   Financial Information

         Balance Sheet -
                  September 30, 1998 and March 31, 1998                                                              3

         Statement of Income (Loss) -
                  three and six months ended September 30, 1998 and 1997                                             4

         Statement of Cash Flows -
                  six months ended September 30, 1998 and 1997                                                       5

         Notes to condensed financial statements                                                                 6 - 9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          10 - 12


Part II   Other Information

         Item 1              Legal Proceedings                                                                     12

         Item 3               Defaults Upon Senior Securities                                                       12

         Item 5             Other Information                                                                       12

         Item 6         Exhibits and Reports on form 8-K                                                            12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                                9/30/98           3/31/98
                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash                                                           $   71,910        $   12,885
     Accounts Receivable                                             2,240,804         2,547,506
     Inventories (Note 5)                                            3,167,605         3,142,043
     Prepaid Expenses                                                  218,799           199,262
                                                                    ----------        ----------
TOTAL CURRENT ASSETS                                                 5,699,118         5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                                    632,284           630,264
GOODWILL (Note 7)                                                      558,468           879,830
OTHER ASSETS                                                            54,714           106,636
                                                                    ----------        ----------
TOTAL ASSETS                                                        $6,944,584        $7,518,426
                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                                 $   74,028        $  294,816
     Short-term Bank Borrowings (Note 2)                             1,144,000         2,085,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                                     131,250           232,214
     Trade Accounts Payable                                          2,617,187         2,100,424
     Accrued Expenses                                                  265,820           270,794
     Accrued Income Taxes                                               46,405             2,509
                                                                    ----------        ----------
TOTAL CURRENT LIABILITIES                                            4,278,690         4,985,757

     Long-term Debt and Capital Lease Payable                           23,172            90,337
                                                                    ----------        ----------
TOTAL LIABILITIES                                                    4,301,862         5,076,094
                                                                    ----------        ----------

CONTINGENCIES                                                                0                 0

STOCKHOLDERS' EQUITY (Note 9):
     Series A preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                        248               248
     Series A subordinate preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                       0                 0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,297,952 and 1,247,952
        issued, 804,940 and 754,940 outstanding at
        9/30/98 and 3/31/98 respectively                               129,795           124,795
     Additional Paid-in Capital                                      2,114,958         2,105,458
     Retained earnings                                                 548,759           362,869
                                                                    ----------        ----------

                                                                     2,793,760         2,593,370
                                                                    ----------        ----------

     Less treasury stock                                               151,038           151,038
                                                                    ----------        ----------

     TOTAL STOCKHOLDER'S EQUITY                                      2,642,722         2,442,332
                                                                    ----------        ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                            $6,944,584        $7,518,426
                                                                    ==========        ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                 3 Months Ended                      6 Month Ended
                                                 --------------                      -------------
                                           9/30/98            9/30/97           9/30/98          9/30/97
Revenues:

  Net Sales (Note 10)                    $ 3,418,405       $ 3,428,446       $ 6,651,867       $ 6,903,869

Cost and Expenses:

  Cost of Goods Sold                       1,713,183         1,963,135         3,553,023         3,932,599

   Selling, General & Admin                1,465,203         1,275,390         2,778,314         2,728,508

  Interest                                    49,692           111,171           105,744           210,148
                                         -----------       -----------       -----------       -----------

                                           3,228,078         3,349,696         6,437,081         6,871,255
                                         -----------       -----------       -----------       -----------

  Income (Loss) before taxes                 190,327            78,750           214,786            32,614

Provision for Income Taxes

  Currently Payable (Note 8)                  25,000             3,261            28,896             3,261
                                         -----------       -----------       -----------       -----------

Net Income (Loss)                            165,327            75,489           185,890            29,353
                                         -----------       -----------       -----------       -----------

Preferred Dividend

Gain (Loss) Applicable to
Common Shares                                 96,333             6,495            47,902          (108,635)
                                         -----------       -----------       -----------       -----------

Per Share Data:

Weighted Average Common Shares
Outstanding                                  804,940           754,940           783,629           754,940
                                         -----------       -----------       -----------       -----------

Basic and Diluted Earnings/ (Loss)
Per Share                                $      0.12       $      0.01       $      0.06       $     (0.14)
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

NOTE 10   SALES

Revenue, net of allowance of estimated returns, is recognized upon shipment of goods to the customer.

NOTE 11   NET EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share is computed by dividing the net income/(loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend. No effect has been given to Common Stock equivalent shares as such would be anti-dilutive.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30

                                                                                     1998                                   1997
                                                                                     ----                                   ----
Net Sales                                                                            100.0%                                100.0%
Cost of Sales                                                                         53.4                                  57.0
Gross Profit                                                                          46.6                                  43.0
Selling, General and
  Admin. Expenses                                                                     41.8                                  39.5
Income Before
  Interest & Taxes                                                                     4.8                                   3.5
Interest Expense                                                                       1.6                                   3.0
Income Before
  Income Taxes                                                                         3.2                                   0.5
Net Income (Loss)                                                                      2.8                                   0.4

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