Form 10KSB/A
period 1998-12-31
SKLAR CORP
filed 1999-07-02
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                               FORM 10-KSB/A No. 1

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

                        As of June 1, 1998 there were 754,940 shares of the issuer's Common Stock outstanding.

                                TABLE OF CONTENTS

ITEM                                                                                             PAGE

                                                           PART I

1.       Business..................................................................................    4
2.       Properties................................................................................   13
3.       Legal Proceedings.........................................................................   13
4.       Submission of Matters to a Vote of
         Security Holders..........................................................................   14

                                                           PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters...................................................................................   15
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.............................................................................   16
7.       Financial Statements......................................................................   19
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure................................................................................   20

                                                          PART III

9.       Directors and Executive Officers
         of the Registrant.........................................................................   20
10.      Executive Compensation....................................................................   21
11.      Security Ownership of Certain Beneficial
         Owners and Management.....................................................................   24
12.      Certain Relationships and Related
         Transactions..............................................................................   25
13.      Exhibits and Reports on Form 8-K..........................................................   27
         Signatures................................................................................   28

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

         The Company's peak short term borrowing during 1998 occurred in the earlier part of the year and was followed by a fairly steady decline in the last eight months of the year. Available borrowing under the line of credit facility, subject to adequate collateralization, amounted to $816,000 at March 31,1998. Because there still continues to be a redundancy of certain inventory product groups and excess stock quantities the company believes it will be able to further reduce inventory during 1999 by the continuing consolidation of inventory acquired from acquisitions. Due to the anticipated reduction in inventory, the Company believes its current credit facility to be adequate to provide any short-term working capital needs, which are not funded by operating cash flow. While anticipated future capital additions as well as required debt service on the SBA loan will likely be funded exclusively from operations, there are no assurances that this funding source will be adequate.

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

                                                                      Long-Term Awards
                         Annual Compensation                            Compensation


Name and Principal                              Other Annual   Restricted  Securities    All Other
Position            Year     Salary      Bonus   Compensation    Stock     Underlying   Compensation
                                                     (1)        Awards      Options
Don Taylor           1998   $163,765   $ 40,000   $ 12,540          0          0          0
President            1997   $170,170          0   $ 26,173          0          0          0
                     1996   $194,465          0   $  7,548          0          0          0



Michael Malinowski
Vice Pres.,
Chief Financial      1998   $103,931   $ 34,500   $ 10,281          0          0          0
Officer              1997   $125,364          0   $ 20,833          0          0          0

(1) For 1998, Mr. Taylor's and Mr. Malinowski's Other Annual Compensation includes $2,567 and $2,711 respectively for car allowance. Other Annual Compensation is also comprised of the Company's matching 401K contributions and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401(k) Plan. In 1997, Other Annual Compensation included amounts paid by the Company automobile allowances.

Stock Option Grants

         The Company granted no stock options or stock appreciation rights in the last fiscal year.

                                             Aggregated Option Exercises in Last
                                            Fiscal Year and FY-End Option Values

                                                                                 # of Securities                       Value of
                                                                                 Underlying         Value of           unexercised
                                                                                 Unexercised        unexercised in-    in-the-money
                    Shares            Value       # of Securities Underlying     Options at FY-     the-money option   option at FY-
                    acquired on       Realized    Unexercised Options at FY-     End                at FY-End          End
Name                exercise (#)      ($)         End Exercisable                Unexercisable      Exercisable        Unexercisable
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

Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee directors receive a fee of $500 for each board and shareholder meeting attended.

         The Company does not have a standing audit, nominating or compensation committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of June 1, 1998 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of (i) each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On June 1, 1998, there were 754,940 shares of the Company's Common Stock, 22,078 Shares of Series A Preferred Stock and 0 (zero) shares of Series B subordinated Preferred Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of            Title of Class      Amount and Nature of     Percentage of Class
Beneficial Owner                                    Beneficial Owner
Don Taylor                      Preferred             10,575 (1)                  47.9
241Clonmell-Upland Rd.          Common               303,715 (2)                  40.2
West Grove, PA  19390


Michael Malinowski              Preferred              6,199                      28.1
613 Aberdeen Drive              Common               158,000 (2)                  20.9
Kennett Square, PA  19348

George Kellam                   Preferred                 20                     (Less than 1%)
1060 North State St.            Common                     0
Dover, DE  19901

William R. Knepshield           Preferred                 50                     (Less than 1%)
11 Roselawn Lane                Common                     0
Malvern, PA  19355

Albert Wicks                    Preferred                  0                     (Less than 1%)
1604 Dogwood Drive              Common                     0
West Lawn, PA  19607

All directors and officers as   Preferred             16,844                      76.3
a group                         Common               461,715                      61.2

(1) Includes 4,000 options to purchase Series A Subordinated Preferred Stock currently exercisable.

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

4(a)(1)  Form of Common Stock Certificates                                                           *

4(b)(2)  Form of Series A Preferred Stock Certificate                                                *

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

                                        Date:  July 1, 1999

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor                              President and Director                               July 1, 1999
     Don Taylor

/s/ Michael Malinowski                      Executive Vice President, Chief Financial            July 1, 1999
     Michael Malinowski                     Officer and Director


/s/ George Kellam                           Director                                             July 1, 1999
     George Kellam

/s/ William R. Knepshield                   Director                                             July 1, 1999
     William R. Knepshield

/s/ Albert Wicks                            Director                                             July 1, 1999
     Albert Wicks


                                                                              F1



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



                                                                              F2


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




                                        /S/ STOCKTON BATES & COMPANY, P.C.
                                            STOCKTON BATES & COMPANY, P.C.

Lancaster, Pennsylvania
June 11, 1998

                                                                              F3


                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                              F4


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

                                                                              F5

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                                         $         294,816
   Short-term borrowings                                                                                          2,085,000
   Current portion of long-term debt                                                                                218,094
   Current portion of capital lease obligation                                                                       14,120
   Accounts payable                                                                                               2,100,424
   Accrued expenses and taxes                                                                                       273,303
                                                                                                          -----------------

         Total current liabilities                                                                                4,985,757

LONG-TERM PORTION OF NOTES AND CAPITAL LEASE PAYABLE                                                                 90,337
                                                                                                          -----------------

         Total liabilities                                                                                        5,076,094

CONTINGENT LIABILITIES                                                                                                    0

STOCKHOLDERS' EQUITY:
   Series A preferred stock, par value $.01, per share, authorized
      35,000  shares,   24,825  issued  and  21,954  outstanding  248  Series  A
   subordinate preferred stock, no par value, authorized
      4,000 shares, issued and outstanding 0                                                                              0
   Common stock, par value $.10 share, authorized 1,500,000 shares,
      1,247,952 issued and 754,940 outstanding                                                                      124,795
   Additional paid-in capital                                                                                     2,105,458
   Retained earnings                                                                                                362,869
                                                                                                          -----------------

                                                                                                                  2,593,370
         Less treasury stock                                                                                        151,038

         Total stockholders' equity                                                                               2,442,332


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                $       7,518,426
                                                                                                          =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                              F6

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                                                            For the Years Ended
                                                                                                      March 31,
                                                                                -------------------------------------------
                                                                                       1998                       1997
                                                                                -----------------         -----------------
NET SALES                                                                       $      13,766,868         $      14,325,963

   Cost of goods sold                                                                   7,640,866                 8,162,770
                                                                                -----------------         -----------------

GROSS PROFIT                                                                            6,126,002                 6,163,193

   Selling, general and administrative expenses                                         5,508,841                 5,549,876
                                                                                -----------------         -----------------


INCOME FROM OPERATIONS                                                                    617,161                   613,317


OTHER INCOME (EXPENSE):
   Other                                                                                  (31,931)                  (42,437)
   Interest expense                                                                      (309,452)                 (358,641)
   Settlement gain (See Note B)                                                            17,226                         -
                                                                                -----------------         -----------------

         Other expenses - net                                                            (324,157)                 (401,078)
                                                                                -----------------         -----------------


INCOME BEFORE TAXES                                                                       293,004                   212,239

   Provision for income taxes                                                              40,000                    32,200
                                                                                -----------------         -----------------


NET INCOME                                                                                253,004                   180,039

   Preferred dividend requirement                                                         275,975                   274,425
                                                                                -----------------         -----------------


LOSS APPLICABLE TO COMMON SHARES                                                $         (22,971)        $         (94,386)
                                                                                =================         =================


PER SHARE DATA:
   Weighted average common shares outstanding                                             744,423                   744,423

   Basic and diluted Loss per common share                                            $  (.03)                  $   (.13)
                                                                                       ======                   ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                              F7






                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              F8

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1998



                                                                    Series A                                  Additional
                                               Series A          Subordinated             Common               Paid-In
                                               Preferred           Preferred.              Stock                Capital
                                            ----------------    ------------------    ---------------     -----------------
Balances, March 31, 1996                    $            248    $                0    $       124,795     $       2,105,458


Net income for the year
   ended March 31, 1997
                                            ----------------    ------------------    ---------------     -----------------


Balance, March 31, 1997                                  248                     0            124,795             2,105,458


Net income for the year
   ended March 31, 1998
                                            ----------------    ------------------    ---------------     -----------------


BALANCES, MARCH 31, 1998                    $            248    $                0    $       124,795     $       2,105,458
                                            ================    ==================    ===============     =================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                              F9

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1998



       Retained                                                                          Total
       Earnings                                             Treasury                Stockholders'
       (Deficit)                    Total                    Stock                      Equity

  $        (70,174)        $       2,160,327         $         (151,038)        $       2,009,289



           180,039                   180,039                                              180,039
  ----------------         -----------------         ------------------         -----------------


           109,865                 2,340,366                   (151,038)                2,189,328



           253,004                   253,004                                              253,004
  ----------------         -----------------         ------------------         -----------------


  $        362,869         $       2,593,370         $         (151,038)        $       2,442,332
  ================         =================         ==================         =================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                             F10

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 Increase(Decrease) in Cash and Cash Equivalents

                                                                                           For the Years Ended
                                                                                                     March 31,
                                                                                -------------------------------------------
                                                                                       1998                       1997
                                                                                -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $         253,004         $         180,039
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
        Depreciation and amortization                                                     293,280                   463,102
        Provision for losses and returns on accounts receivable                            39,000                    54,000
        Loss on abandonment of assets                                                       -                         5,748
        Gross settlement gain                                                            (109,506)                    -
        Obsolescence reserve                                                               50,000                     -
        Write down of goodwill                                                             50,000                     -
        Change in operating assets and liabilities:
          Accounts receivable                                                            (118,971)               (1,111,516)
          Inventory                                                                     1,061,869                   585,423
          Prepaid expenses                                                                 39,049                  (215,676)
          Accounts payable                                                               (907,320)                  559,090
          Accrued expenses and taxes                                                       82,903                   121,179
                                                                                -----------------         -----------------

        Total adjustments                                                                 480,304                   461,350
                                                                                -----------------         -----------------

        Net cash provided by operating activities                                         733,308                   641,389
                                                                                -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (170,212)                 (236,823)
   (Acquisition) settlement of SMS                                                        150,000                (1,700,000)
   Intangible assets                                                                        -                       (54,083)
                                                                                -----------------         -----------------

        Net cash used in investing activities                                             (20,212)               (1,990,906)
                                                                                -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                                          96,573                   198,243
   Net payment on line of credit                                                         (683,089)                 (410,734)
   Borrowing agreement on credit line for acquisition                                       -                     1,700,000
   Principal payments of long-term debt and capital lease                                (121,201)                 (259,355)
                                                                                -----------------         -----------------

        Net cash provided by (used in) financing activities                              (707,717)                1,228,154
                                                                                -----------------         -----------------

NET INCREASE (DECREASE) IN CASH                                                             5,379                  (121,363)

CASH, BEGINNING OF YEAR                                                                     7,506                   128,869
                                                                                -----------------         -----------------

CASH, END OF YEAR                                                               $          12,885         $           7,506
                                                                                =================         =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                             F11

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

Inventories:

         Inventories are stated at the lower of cost or market. Costs are computed based upon weighted average purchase prices, and are used as the basis for charging cost of goods sold for the items sold from inventory. The company continually monitors inventory by product group and on-hand quantities to sales level to determine inventory impairment. During 1998, specific inventory items determined to be without value or severely overstocked were written off in the amount of $391,609, from an allocation of the 3/31/97 valuation reserve of $450,000. In 1997, the Company made an accounting change wherein elements of overhead were eliminated from the total inventory valuation. Note E to the March 31, 1997 financial statements discloses the dollar effect of this change in accounting.

Equipment and Improvements:

         Equipment  and   improvements  are  stated  at  cost  less  accumulated
         depreciation  and  amortization.   Depreciation  and  amortization  are
         provided generally on the straight-line and accelerated methods

                                                                             F12

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

Equipment and Improvements: (Continued)

         over the useful lives of the assets which are estimated to be three to ten years for equipment and fifteen years for leasehold improvements.

Goodwill and Other Assets:

         Goodwill  and  other  assets  are  stated  at  cost  less   accumulated
         amortization. Amortization is provided on a straight-line basis. The Company continually evaluates the carrying amount of this asset by estimating the sum of expected future undiscounted cash flows related to specific acquisitions and comparing it to originally booked goodwill net of related accumulated amortization.

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

Revenue Recognition:

         Revenue, net of an allowance for estimated returns, is recognized upon the shipment of goods to customers. The Company records as additional revenue credits which are not applied to customers.

                                                                             F13

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

                                                                             F14

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

At March 31, 1998, the Company had the following concentrations of cash subject to credit risk:

         Germany                                $ 12,825

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

                                                                             F15

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

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                                                                                 March 31, 1998
                                                                                       Carrying                 Estimated
                                                                                        Amount                  Fair Value
                  Cash                                                          $          12,885         $          12,885
                  Long-term debt                                                $         277,130         $         288,843
                  Forward contracts                                             $               0         $           3,138

                                                                             F16

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


D.  ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at March 31, 1998:

                  Trade receivables                                                                       $       2,340,404

                  Other receivables (including a
                     related party receivable of $313,882)                                                          314,102
                                                                                                          -----------------
                                                                                                                  2,654,506
                  Allowance for doubtful accounts
                     and sales returns                                                                             (107,000)
                                                                                                          -----------------
                                                                                                          $       2,547,506
                                                                                                          =================

The related party receivable at March 31, 1998 includes $238,556 due from the Company's president, and $25,326 from the Company's chief financial officer. In connection with the larger receivable, substantial personal assets of the president are pledged as collateral for Company loans. The related party receivable also includes $50,000 due from a supplier/related party.

E. INVENTORIES:

Inventories consist of the following at March 31, 1998:

                  German sourced surgical instruments (including
                     customs and freight of $124,183)                                                     $       1,725,643

                  Surgical instruments and products not sourced
                     from Germany (including customs and freight of $58,234)                                      1,214,931

                  DCA products (including freight of $4,931)                                                        251,469
                                                                                                          -----------------

                                                                                                                  3,192,043

                  Less valuation allowance                                                                          (50,000)
                                                                                                          -----------------

                                                                                                          $       3,142,043
                                                                                                          =================

                                                                             F17

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


F.  FIXED ASSETS:

Fixed assets at March 31, 1998 consist of:

                  Leasehold improvements                                                                  $         314,313
                  Furniture and fixtures                                                                            109,952
                  Equipment, including assets held under capital lease of $87,336                                   802,507
                  Computer software                                                                                  96,545
                                                                                                          -----------------

                                                                                                                  1,323,317

                  Less accumulated depreciation and amortization                                                   (693,053)
                                                                                                          -----------------


                                                                                                          $         630,264
                                                                                                          =================


G.  GOODWILL AND OTHER ASSETS:

Other assets consists of the following:

                  Catalog development costs (net)                                                         $          71,519
                  Acquisition costs (net)                                                                            34,253
                  Patents (net)                                                                                         864
                                                                                                          -----------------


                                                                                                          $         106,636
                                                                                                          =================


The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                                          Amortization Expense
                                              Life in Years                       1998                           1997
                                             --------------               -------------------             -----------------

         Goodwill                                 15-20                   $           131,975             $         138,163
         Catalog development costs                21/2-5                               58,622                       186,685
         Acquisition costs                          5                                  10,816                        16,428
         Patents                                   161/2                                 909                           909
                                                                          -------------------             ----------------


         Total                                                            $           202,322             $         342,185
                                                                          ===================             =================

                                                                             F18

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



G.  GOODWILL AND OTHER ASSETS: (Continued)

Additions to other assets arise from the acquisition of companies, in the case of goodwill, or related loans, in the case of acquisition costs. Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets. Reductions in intangible assets result from amortization over their useful or prescribed lives or from adjustments necessary to revalue previously recorded amounts. In the quarter ended March 31, 1998, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with the declining sales volume and related cash flow in that division.

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

H. SHORT-TERM BANK BORROWINGS:

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                                               Maximum                   Average              Weighted
                                            Interest             Amount                  Amount                Average
                       Balance                Rate            Outstanding             Outstanding               Interest
                        at End              at End                During                  During             Rate During
 March 31,            of Period           of Period           the Period (a)         the Period (b)         the Period (c)
-------------      --------------     ----------------      -----------------       ----------------      -----------------
    1998           $    2,085,000          9.75%            $       2,942,000       $      2,641,330             9.75%
    1997           $    2,768,000          9.75%            $       2,999,000       $      2,382,064             9.50%

                                                                             F18

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

I.  LONG-TERM DEBT:

Long-term debt outstanding at March 31, 1998:
                  SBA loan, payable in monthly installments of $10,000
                  plus interest at prime plus 2.25% through July 1999                                     $         160,000

                  DCA note, held by seller                                                                          117,130
                                                                                                          -----------------

                                                                                                                    277,130
                  Less current portion                                                                              218,094
                                                                                                          -----------------

                  Long-term portion                                                                       $          59,036
                                                                                                          =================

                                                                             F20

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

                                                                             F21

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


J.  LEASE COMMITMENTS: (Continued)

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 1998 are as follows:

                                                                                      Total
                                                                                   Noncancellable
                                                           Capital                   Operating                   Related
                                                            Lease                     Leases                      Party
         1999                                        $           15,561         $         253,207         $         232,800
         2000                                                    15,561                    32,090                    19,400
         2001                                                    18,501                    12,356                     -
         2002                                                     -                         8,675                     -
         Later Years                                              -                         -                         -
                                                     ------------------         -----------------         -----------------

                                                                 49,623         $         306,328         $         252,200
                                                                                =================         =================
         Less amount representing
            interest                                              4,202

         Present value of capital
            lease obligation                                     45,441

            Less current portion                                 14,120
                                                     ------------------

         Long-term obligation                        $           31,301
                                                     ==================

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

                                                                             F22

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

                                                                             F23

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

                                                                                                       March 31,
                                                                                -------------------------------------------
                                                                                        1998                       1997
                                                                                -----------------         -----------------
         Total deferred tax asset                                               $         407,183         $         703,695
         Less valuation allowance                                                         407,183                   703,695
                                                                                -----------------         -----------------
            Net deferred tax asset                                                              0                         0
         Total deferred tax liability                                                           0                         0
                                                                                -----------------         -----------------

            Total deferred tax asset                                            $               0         $               0
                                                                                =================         =================

                                                                             F24

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

                                                                             F25

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