Form 10QSB/A
period 1998-12-31
SKLAR CORP
filed 1999-07-02
CIK 64500

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

For the transition period from _______ to _____________

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

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding  February 1, 1999
     -------------------------------        ---------------------------------
     (Common stock, $0.10 par value)                  1,104,940

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

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                            12/31/98        3/31/98
                                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash                                                        $  254,872     $   12,885
     Accounts Receivable                                          2,234,935      2,547,506
     Inventories (Note 5)                                         3,459,024      3,142,043
     Prepaid Expenses                                               275,561        199,262
                                                                 ----------     ----------
TOTAL CURRENT ASSETS                                              6,224,392      5,901,696
EQUIPMENT AND IMPROVEMENTS (Note 6)                                 619,933        630,264
GOODWILL (Note 7)                                                   536,367        879,830
OTHER ASSETS                                                              0        106,636
                                                                 ----------     ----------
TOTAL ASSETS                                                     $7,380,692     $7,518,426
                                                                 ===     ===

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Cash Overdraft                                              $   12,648     $  294,816
     Short-term Bank Borrowings (Note 2)                          1,098,000      2,085,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                                  131,250        232,214
     Trade Accounts Payable                                       3,128,694      2,100,424
     Accrued Expenses                                               226,844        270,794
     Accrued Income Taxes                                            25,002          2,509
                                                                 ----------     ----------
TOTAL CURRENT LIABILITIES                                         4,622,438      4,985,757

     Long-term Debt and Capital Lease Payable                        19,641         90,337
                                                                 ----------     ----------
TOTAL LIABILITIES                                                 4,642,079      5,076,094
                                                                 ----------     ----------

CONTINGENCIES                                                             0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                     248            248
     Series A subordinate preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                    0              0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952 and 1,247,952
        issued, 1,104,940 and 754,940 outstanding at
        12/31/98 and 3/31/98 respectively                           149,795        124,795
     Additional Paid-in Capital                                   2,165,958      2,105,458
     Retained earnings                                              553,650        362,869
                                                                 ----------     ----------

                                                                  2,869,651      2,593,370
                                                                 ----------     ----------

     Less treasury stock                                            131,038        151,038
                                                                 ----------     ----------

     TOTAL STOCKHOLDER'S EQUITY                                   2,738,613      2,442,332
                                                                 ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                         $7,380,692     $7,518,426
                                                                 ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                3 Months Ended                     9 Months Ended

                                         12/31/98           12/31/97        12/31/98           12/31/97

Revenues:
  Net Sales (Note 10)                  $  3,529,798      $  3,402,914     $ 10,181,666      $ 10,306,783

Cost and Expenses:
  Cost of Goods Sold                      2,026,993         1,943,850        5,580,016         5,876,449
  Selling, General & Admin                1,435,866         1,254,914        4,214,180         3,983,422
  Interest                                   58,945           100,158          164,689           310,306
                                       ------------      ------------     ------------      ------------

                                          3,521,804         3,298,922        9,958,885        10,170,177
                                       ------------      ------------     ------------      ------------

  Income before taxes                         7,994           103,992          222,781           136,606

Provision for Income Taxes

  Currently Payable (Note 8)                  3,104            10,400           32,000            13,661
                                       ------------      ------------     ------------      ------------

Net Income (Loss)                             4,890            93,592          190,781           122,945
                                       ------------      ------------     ------------      ------------

Preferred Dividend
Income (Loss) Applicable to
Common Shares                               (64,104)           24,598          (16,201)          (84,037)
                                       ------------      ------------     ------------      ------------

Per Share Data:


Weighted Average Common Shares
Outstanding                                 902,766           754,940          823,485           754,940
                                       ------------      ------------     ------------      ------------

Basic and Diluted Earnings/ (Loss)
Per Share                              $      (0.07)     $       0.03     $      (0.02)     $      (0.11)
                                       ============      ============     ============      ============
  (Note 11)


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                                                               For the Nine Months Ended
                                                                                        12/31/98                           12/31/97
Net Cash Provided (used) by Operating Activities                                        1,732,627                          445,569


Net Cash Provided (Used) by Investing Activities                                          (49,680)                        (179,979)

Net Cash Provided (Used) by Financing Activities                                       (1,398,937)                        (179,081)
                                                                                     ------------                     ------------

Net Increase/(Decrease) in Cash                                                          284,010,                           86,509
Cash at Beginning of Period                                                                12,885                            7,506

Cash at End of Period                                                                $    296,895                     $     94,015
                                                                                     ============                     ============


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

NOTE 9   STOCKHOLDERS' EQUITY

On December 2, 1998, the Board of Directors authorized the issuance of a 100,000 shares of the Company's Common Stock held in the treasury to the Company's CFO as additional compensation for his efforts. The number of shares outstanding and the earnings per share calculations have been adjusted effective December 2, 1998 to reflect this stock grant.

As of December 31, 1998, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

NOTE 10   SALES

Revenue, net of allowance for estimated returns, is recognized upon the shipment of goods to the customer.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                                                                                     1998                                   1997
                                                                                     ----                                   ----
Net Sales                                                                            100.0%                                100.0%
Cost of Sales                                                                         54.8                                  57.0
Gross Profit                                                                          45.2                                  43.0
Selling, General and
  Admin. Expenses                                                                     41.4                                  38.7
Income Before
  Interest & Taxes                                                                     3.8                                   4.3
Interest Expense                                                                       1.6                                   3.0
Income Before
  Income Taxes                                                                         2.2                                   1.3
Net Income                                                                             1.9                                   1.2

SALES

For the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997, sales decrease $125,117 or 1.2%. This decrease reflects the effect of competitive market pressures.

COST OF SALES

Cost of sales as a percentage of sales decreased 2.2% for the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997. This decrease results primarily from the mix of products sold.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the nine month period ended December 31, 1998 have increased $234,758 or 5.9% from the nine month period ended December 31, 1997. The increase in these expenditures is a result of the Company's commitment to an increased marketing and advertising effort and the resulting increased personnel and advertising costs. Management expects to continue this level of expenditure in future periods.

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