Form 10KSB40
period 1999-03-31
SKLAR CORP
filed 1999-07-14
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended March 31, 1999 were $13,206,557.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of the filing. There have been no reported trades within the last twelve months on which to base a determination of market value. The Company filed a Transaction Statement on Schedule 13E-3 and a related Proxy Statement under Regulation 14(a) in connection with a proposed going private transaction and related one for 50,000 reverse split of the Company's Common Stock. If approved, the price to be paid for fractional shares in the transaction is $.46 per share. Based on such price per share, the aggregate market value of common stock held by non-affiliates was $61,653.

         As of June 1, 1999 there were 1,104,940 shares of the issuer's Common Stock outstanding.

          TABLE OF CONTENTS

ITEM                                                                                                    PAGE

                                                                PART I
1.       Business.....................................................................................     4
2.       Properties...................................................................................    14
3.       Legal Proceedings............................................................................    14
4.       Submission of Matters to a Vote of
         Security Holders.............................................................................    15

                                                                PART II

5.       Market for the Registrant's Common
         Equity and Related Stockholder
         Matters......................................................................................    16
6.       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations................................................................................    17
7.       Financial Statements.........................................................................    20
8.       Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure...................................................................................    20

                                                               PART III

9.       Directors and Executive Officers
         of the Registrant............................................................................    20
10.      Executive Compensation.......................................................................    22
11.      Security Ownership of Certain Beneficial
         Owners and Management........................................................................    25
12.      Certain Relationships and Related
         Transactions.................................................................................    26
13.      Exhibits and Reports on Form 8-K.............................................................    28
         Signatures...................................................................................    29

PART I

Item 1.  Business

General

         The Company imports and distributes high quality medical and surgical instruments, including dental and veterinary instruments in the United States.

Recent Developments

         The Company has filed a Transaction Statement on Schedule 13E-3 and a related Proxy Statement under Regulation 14(a) in connection with a proposed going private transaction and related one -for-50,000 reverse stock split of the Company's Common Stock, which would result in the reduction of the number of shares of Common Stock issued and outstanding from 1,104,940 shares to 12 shares and a cash payment of $.46 per share, in live of the issuance of any transactional shares of common stock following the reverse split. After the reverse stock split, the Company will be able to cease being a reporting company under the Exchange Act, and the Company would no longer file annual and quarterly reports, proxy statements, and other documents with the SEC.

         In addition, the Company would no longer be required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors and 10% or greater stockholders would no longer be subject to the reporting requirements and "short swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements.

Organization

         The Misdom-Frank Corporation ("MFI") was incorporated in 1938 in the State of Delaware to import and distribute high quality German surgical instruments in the United States. The product line was subsequently broadened to include dental and veterinary instruments. In 1983 MFI merged with Medco Jewelry Corporation and the name of the Company was changed to Medco Group Incorporated ("Medco"). In 1984 the jewelry operation was closed. In 1985 Medco purchased substantially all of the assets (other than real estate) and certain liabilities of the J. Sklar Manufacturing Co., Inc. , a well-respected manufacturer and distributor of surgical instruments that had been in continuous operation since 1892. In 1986 the entire operation was moved to West Chester, Pennsylvania. Medco was subsequently reincorporated in Pennsylvania in 1990 and in 1993 changed its name to Sklar Corporation.

         The Company made the following acquisitions since 1986.

1.            Dental   Corporation  of  America  ("DCA")  Acquired  in  1990  to
              strengthen the Company's strategic position in the dental sales segment.

2. Simpson/Bayse ("S/B") in 1993. The Company purchased certain assets of S/B to expand its obstetrical and gynecological line and strengthen the Company's strategic position. Although the Company has ceased marketing under the Simpson/Bayse trade name, many of the products from the Simpson/Bayse line have been integrated into Sklar's product line.

3. Herwig Division-General Medical Corporation ("GMC") in 1994. This purchase included inventory, certain assets and a marketing agreement whereby the Company supplied GMC with the surgical instrument needs of its customers for a fifty-month term. This agreement has since been extended for an additional fifty months. The purchase and marketing agreement opened GMC's supply chain to the Company, strengthening its position in primary and acute care markets and serves as a model for other large vendor relationships.

4. Surgical Marketing Specialists, Inc. ("SMS") in 1996. The purchase was an asset purchase of certain inventory, customer lists, and rights. The focus of the purchase was to (i) meet the needs of the Company's customers in a consolidating medical supply environment and (ii) acquire product lines whose values could be leveraged with the Sklar brand name.

5. Dittmar Inc. in 1999. The purchase was an asset purchase of certain inventory, customer lists, and rights. This purchase added a small incremental sales volume and a new I.V. product line for the Company's new catalog.

         The Company currently markets products through two divisions. The surgical instrument division is made up of lines that are primarily hand held surgical instruments, products that are complementary such as the instrument care and cleaning line, line extensions such as sterile procedure kits, and new low cost/low margin disposables such as scalpels and blades. The surgical instrument division accounts for 94.1% of the Company's revenue. Due to the combination of the Sklar brand name and the Company's relationships with the largest full line medical products distributors, the Company believes itself to be a "supply chain manager" rather than a traditional distributor. The orthodontics division accounts for 5.9% of the Company's revenue as a "direct seller" to a niche market of orthodontists.

Products

         The surgical instrument division is made up of the combined Sklar, Dittmar, and SMS product lines. The Company strategy is to concentrate on promoting instruments of general use for which demand is recurring such as scissors, hemostats, and needle holders, rather than to emphasize instruments of special use for which significant research and development expenditures are required to compete with companies with greater financial resources. The major medical areas of specialization utilizing the Company's instruments are dermatology, cardiology, obstetrics and gynecology, plastic surgery, neurology, orthopedics, ENT, microsurgery, laparoscopic, central supply, and general surgery.

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

         During the last year the Company focused on strengthening its relationships with key accounts and the addition of new product groups to its product line. These products include specialty medical sponges, sterile processing products, disposable gynecological instruments, instrument trays, containers and related medical accessories. As with the new product groups introduced the preceding last year, these new items were chosen to take advantage of, (i) the consolidating medical supply environment, (ii) the shifting age demographics of the general population and, (iii) the desirability of disposable products that are safer for the healthcare worker, and save labor and energy for the end user. The new items added to the line in the past two years form a cohesive category that the Company has integrated into its new "Disposable and Central Supply Catalog". This catalog, printed in June 1999, will be introduced to customers during the current fiscal year. The Company believes these new products, if they gain market acceptance, will increase the Company's net sales. Although the sales from these products last year were not sufficient to affect gross margin, as the sales from these new products increase, the Company expects a decline in gross margin since disposable products generally carry a lower percentage profit than non-disposable instruments. While the Company has successfully test marketed several new disposable products, there are no assurances that all of these new products will find customer acceptance due to potential conflicts with existing distributor product lines and existing group purchasing organization ("GPO") vendor contracts.

         In March 1999, the Company purchased inventory and selected assets of the Dittmar Instrument Company. While the incremental sales from Dittmar, do not materially affect Sklar, the Company did acquire a new I.V. product line, which is incorporated in its new catalog.

         The Company is currently developing independent Internet sites for the Sklar and DCA brands. The sites provide a forum for the introduction of new products, surgical resources for customers, customer assistance and a developing online catalog, which will aid our distributor customers and end users.

         The Company continues to explore the acquisition of companies, and the acquisition or development of additional products in order to augment its lines. Sklar will attempt to leverage the value and marketability of acquired products using the Sklar brand name, marketed through current distribution channels.

Markets

         The continuing trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization and has caused the consolidation of distributors, GPO's, hospitals and other end users. Healthcare is more often being provided in a variety of alternative care centers ranging from sub-acute care to freestanding surgery centers to doctors' offices. Management believes the Company is positioned to reach all of these markets. The Company either has or is pursuing contracts and/or agreements with the major, full line, distributors to these markets. Although the contracts and agreements do not guarantee exclusivity, it has been the Company's experience that once its products are accepted by the distributor, the products are sold ahead of the competition. The Company's strategy is to leverage this effort through its own inside and outside sales force that markets directly to the end user to cause pull through demand. The Company has continued its pursuit of GPO contracts and during the past year signed several local, regional and national contracts. To date, the Company has just begun developing these contractual relationships and they are currently not producing significant sales growth. It is the Company's intention to continue to pursue GPO contracts, however the Company's late entry to this market may place it at a disadvantage when competing against instrument companies with existing contracts. Although the Company has signed local contracts, it has not yet successfully executed regional and national GPO contracts to the point of material sales growth. Generally hospitals belong to local, regional and national buying groups. Sklar's risk is that although it has local contracts, the regional and national purchasing contracts often override these local agreements.

         The market for the Company's products is also affected by the aging population. The increasing average age of the population increases the use of cardiology, orthopedic, laparoscopic and neurology products. The Company is attempting to strengthen these product lines by the addition of new items while maintaining a strong presence in areas such as obstetrics and gynecology, as well as the introduction of disposable products. The Company maintains and will expand its products utilized in minimally invasive surgery which is both a characteristic of preventive care and one of the key elements in reducing hospital length of stay .

         The Company markets its products through the medical distribution network of large and small dealers. The Company's products are advertised in trade periodicals and also exhibited at industry trade shows. The Company has approximately 5,000 active accounts. Approximately 4,000 of these are small volume DCA customers. As a result of the continuing industry consolidation the Company's sales are concentrated among its few largest customers which account for approximately 56% of the Company's volume.

Sources of Supply

         Instruments

         Instruments are purchased from approximately 115 suppliers primarily in Germany and Pakistan. Purchases from these vendors are paid for in Deutsche Marks and U.S. dollars respectively. These instruments are produced to the Company's exacting specifications, generally under non-exclusive arrangements. Although the Company and its competitors primarily sell instruments utilizing standard patterns which are not patented, the Sklar product lines include a number of items of unique design with Sklar brand identity.

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

         Leveraged Sales Organization

         The Company employs more than thirty-five sales and marketing personnel. It develops specialty catalogs, extensive promotions and sample programs in-house. Active coordination of these programs through the distributor sales organization to the end user, leverages Sklar's sales effort into a much larger presence in the market.

         Customer Service Focus

         The Company's sales and service operation provides customers with fast, knowledgeable responses to their inquiries, fast and accurate order turnaround, and is Electronic Data Interchange ("EDI") capable.

         Sklar Brand Name

         The Company believes its Sklar brand name is well recognized and has been highly respected for over 107 years. Although the Company maintained the lines it acquired through acquisitions for many years such as Herwig and Germain Prime, it is currently reducing the number of SKU's in those lines to only the products with the highest demand with the plan of eventually phasing the lines out entirely. Additional lines that are completely different from the Sklar line of hand-held surgical instruments, such as disposables, sterile kits, and syringes, are being brought under the Sklar umbrella. The Company believes this process to be effective in the marketplace and will streamline and lower the costs of internal operations.

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

         Patents and Trademarks

         The Company has no material patents. The Company has registered the following trademarks: "Misdom-Frank", "Merit", "MIFCO", "Ralks", "Sklar", "SklarCut", "SklarHone", "SklarKleen", "Sklar Polish", "SklarLite", "Sklar Lube", "Sklar Soak", "Sklar Disinfectant", "Sklarlite", "SklarGrip", "SklarEdge", "SklarFresh", "Sklar InstruGuard", "SurgiOR", "Econo", "SMS", "Dittmar", "Herwig", "DCA", "TraGinAte", and "KnoKurl". The recognition of these trademarks is considered to have significant commercial value.

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

Employees

         The Company currently has approximately seventy employees including its principal executive officers. None of its employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory. The Company provides a 401(k) savings plan with matching contribution and profit savings features.



Year 2000 Issues

         The Company has retained a consulting firm to assist the Company in determining any Year 2000 weaknesses and to aid the Company in converting its information systems from a mainframe/mini computer based system to a NT SQL compliant database system. The Company uses a management information system to process orders, and to control the purchasing and distribution functions of the company's business. Additionally, the system provides information and reports that management needs to monitor the operations and make informed decisions.

Management has done preliminary tests on the current application software and underlying database and found it to be Year 2000 compliant. It is anticipated that full conversion to new hardware, software and operating environment will be completed by September, 1999, with the final testing to be completed by October, 1999. Support software, including Sales Management software, Accounting software, EDI software, and General Office software, is the most current versions, all of which were purchased and installed during 1997 through 1999. The Company believes these to be fully compliant. Testing of these products will occur in the 3rd quarter of 1999.

         The Company's consulting firm will be communicating with key customers to coordinate Year 2000 compliance with the EDI transmissions. The Company's products contain no electronic parts and therefore, no compliance issues exist.

Item 2.  Properties

            The Company's executive offices, warehouse, and all operations are presently located at 889 South Matlack Street, West Chester, Pennsylvania, 19382. The building consists of approximately 10,000 square feet of office space and 12,500 square feet of warehouse space and is leased at an annual rental of $232,800. The current lease expires December 11, 2008. The Company believes its current space sufficient for the core business needs of handheld surgical instruments. However, as the sales of the new disposable line increase, additionally warehouse space will be required. The Company is currently in negotiations to lease additional local warehouse space for these bulk products.

Item 3.  Legal Proceedings

         The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The suit seeks the return of all monies paid to the former principal. The case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by counsel. Payments for DCA have been suspended since September 1996. Settlement negotiations are currently ongoing and a satisfactory outcome is anticipated.

         Settlement was reached prior to arbitration in the matter of the asset purchase agreement with SMS. The settlement was to the satisfaction of the Company although certain inventory has been written off as a result of its non-saleable properties. Certain other inventory may be written off as well.

         The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendants in both cases have filed counter claims and the litigation is ongoing. Trial date for this action has been scheduled for September, 1999.

Item 4.  Submissions of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended March 31, 1999.

         The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purpose of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12. See Item 1. Recent Developments. A special meeting of shareholders will be held for the purpose of voting on the reverse split proposal. No date has yet been set, although the Company anticipates that the meeting will be held in August, 1999.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Except for limited or sporadic transactions, there is no established public trading market for the Common Stock of the Company.

         As of June 1, 1999 the Company had 766 holders of record of its Common Stock. The Company believes there are approximately 1000 beneficial owners of the Company's Common Stock.

         The Company has not paid any dividends on its Common Stock and does not foresee that it will pay dividends on its Common Stock in the near future. Under the terms of the Company's bank agreements, the Company may not pay any dividends without the consent of the bank. Additionally, under the terms of the Company's Series A Preferred Stock issue, no dividends may be paid on the Common Stock until full cumulative dividends have been paid upon the Preferred Stock. Under the terms of the Company's Series A Preferred Stock, an annual dividend of $12.50 per share accrues cumulatively on June 30. No dividends are payable unless declared by the Board of Directors. On June 17, 1985 the Board of Directors voted not to declare the first such dividend (which would have been paid June 30, 1985). Due to operating cash requirements and bank restrictions, the Board of Directors has continued to decline to declare dividends in all subsequent years.

         Under the terms of the Preferred Stock, if there exists cumulative unpaid preferred dividends, the holders of the Series A Preferred Stock, voting separately as a class, are entitled to elect a number of additional directors to the Board of Directors of the Company sufficient to cause such directors to be a majority of the Board. Currently of the five Board members four are holders of Preferred Stock. These Board members and Preferred Stockholders own or control approximately 58.1% of the outstanding preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.



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

         The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

                           Income and Expense Items as a Percentage of Net Sales

                                            Years Ended March 31

                                                      1999         1998
         Net Sales                                   100.0%       100.0%
         Cost of Sales                                52.9         55.5
         Gross Profit                                 47.1         44.5
         Selling, General & Admin. Expenses           43.4         40.0
         Other Expense                                 0.0          0.1
         Income Before Interest & Taxes                3.7          4.4
         Interest Expense                              1.2          2.3
         Income Before Income Taxes                    2.5          2.1
         Net Income                                    2.1          1.8

Results of Operations

1999 Compared to 1998:

         Net sales for 1999 decreased 4.1% from 1998. Competitive pressures contributed greatly to this fact. The loss of a major bulk commodity Pakistan instrument customer during 1998 had a full year impact on sales in 1999. Management believes that effect of these events will be overcome by the introduction of the new disposable product line and there will be no long-term effect on future sales growth.

         Cost of sales, as a percent of sales decreased from 55.5% in 1998 to 52.9% in 1999. Product mix accounts for part of this especially considering the loss of low margin sales referred to above and the favorable effect that loss had on gross margin percentages. The exchange rate effect on purchases of German products continued in a favorable direction and the currency gain experienced in 1999 was $135,919 compared to $103,169 in 1998. Management believes that the decrease in the cost of sales is a short term aberration. GPO contract pricing, key account agreements, and the increasing influence of new disposable products are still expected to reduce gross margin over the next few years.

         Selling, general and administrative expenses for fiscal 1999 increased $222,972 or 4.0% from fiscal 1999. Payroll and fixed labor related costs were consistent with the prior year. Professional fees related to ongoing litigation and proposed going private transaction and related reverse stock split have contributed largely to the increase.

Effects of Dollar Strength

         In 1999 and 1998 the Company purchased 51.4% and 40.7%, respectively, of its medical instrument products in Deutsche Marks. Orders are placed in Deutsche Marks and payment is made within three to six months after the order is placed. The Company has engaged in forward purchases of foreign currency. During the year ended March 31, 1999, the Company's involvement in this activity, which generally equates to one to two months of anticipated purchase payment, provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings during the year was immaterial.

During 1999 the Deutsche Mark continued to weaken against the dollar resulting in a $135,919 benefit to the Company. A similar effect of the dollar strengthening in fiscal 1998 resulted in a gain for the year of $103,169. Should the Deutsche Mark increase in cost relative to the dollar the Company would expect a significant decrease in earnings and a higher cost of goods until the effect could, if possible, be passed on to the customer as a price increase. In today's highly competitive medical industry, there is no guarantee that the Company would be able to pass on a price increase; therefore, the Company's annual earnings can be affected by the volatility in the value of the dollar to the Deutsche mark.

Liquidity and Capital Resources

         The Company primarily funds its operations by cash provided by operating activities. The 1999 income level and recurring non-cash expense contributed $640,000 to working capital, which amounted to $1,538,000 at March 31, 1999. Increases in trade accounts payable and accrued expenses from 1998, aggregating $951,000, allowed the Company to eliminate the March 31, 1998 cash overdraft and significantly pay down the credit line at March 31, 1999.

         The Company's peak short-term borrowing during 1999 existed at the beginning of the year and generally decreased throughout the year with slight spikes in borrowing in July and November. Available borrowing under the new line of credit facility amounted to $758,000 at March 31, 1999. Further decreases in certain remaining inventory product group redundancies through selloff may further improve liquidity.

         Capital additions during fiscal 1999 were funded exclusively from operations. It is felt that normal future capital additions can be funded from operations. The remaining balance of the SBA loan, in the amount of $160,000, was paid off during 1999.

         In December , 1998, the Company secured a new credit facility from a bank, which included a $2,000,000 line of credit, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of eligible inventories. The inventory component cannot exceed 50% of the borrowing base. Qualifying accounts receivable and inventories used as a basis for the March 31, 1999 borrowing totaled $4,573,777. Management believes that cash flows from operations, combined with amounts available under the current bank facility, will be sufficient to meet the Company's liquidity needs in the foreseeable future.

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

         Don Taylor. Mr. Taylor, age 53, was appointed to the Board in November 1988 and was elected President of the Company in January 1989. From 1986 to 1989 he was retained as a "turn around" consultant to the Company. From 1969 to 1982 he owned and operated a chain of drug stores. Additionally, from 1981 until 1986 he owned a consulting firm specializing in the turn around of financially troubled companies. His experience includes operations, sales and marketing.

         Michael Malinowski. Mr. Malinowski, age 45 was appointed to the Board in April, 1991, and has served as Executive Vice President since 1994 and Chief Financial Officer since 1998. He has been employed by the Company since 1986 in the positions of General Manager and Vice President of Operations. Mr.
Malinowski has a background in computer systems management and operations. His responsibilities as Chief Financial Officer include the oversight of the financial department and Information Systems.

         Michael Viner. Michael Viner, age 51, has been Vice President of Operations since January, 1999. Prior to joining the company and for the past four years, Mr. Viner was engaged by the company as a consultant to advise the company on various operations matters, including warehouse and regulatory systems. Mr. Viner's background includes 30 years with consulting firms specializing in productivity improvement and cost reduction for Fortune 500 companies.

         George Kellam. Mr. Kellam, age 59, was appointed to the Board in 1993. Mr. Kellam has been the owner and President of G&M. Enterprises, Inc, a company which specializes in the advertising and promotional business, for twenty years.

         William R. Knepshield. Mr. Knepshield, age 64, was appointed to the Board in 1991. Mr. Knepshield has twenty-one years experience as the Chief Executive of several publicly held companies involved with the medical technology field and the inventions of innovative medical devices. From 1989 to 1993 Mr. Knepshield was president and Chief Executive Officer of KMI, Inc. a company involved in the development and sale of sophisticated microsurgical instruments for opthalmology. Currently Mr. Knepshield is president and Chief Executive Officer of WBSK, Inc. which has developed and owns numerous patents pertaining to needles and the protection of healthcare workers.

         Albert Wicks. Mr. Wicks, age 50, was appointed to the Board in 1990. Mr. Wicks has been the owner, President and Chairman of C&S Medical Supply, a company specializing in the distribution of medical supplies to the physician market, for fourteen years. Prior to founding C&S Medical Supply, he spent thirteen years in sales and management of Foster Medical, a company that specializes in sales of supplies to physicians.

Terms of Office

         Directors are elected at each Annual Meeting of Shareholders and serve for a term of two years. Officers serve at the pleasure of the Board of Directors.

Item 10. Executive and Director Compensation

Summary Compensation Table

         The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended March 31, 1999 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                                Long-Term Awards
                                         Annual Compensation                                       Compensation
Name and Principal                                             Other Annual          Restricted     Securities          All Other
Position                                                      Compensation             Stock        Underlying        Compensation
                      Year      Salary             Bonus          (1)                 Award(s)       Options

Don Taylor President  1999    $163,096            $26,463       $20,090                   0             0                     0
                      1998    $163,765            $40,000       $12,540                   0             0                     0
                      1997    $170,190               0          $14,561                   0             0                     0



Michael Malinowski    1999    $100,993            $86,758       $65,706                   0             0                     0
Vice Pres., Chief     1998    $103,931            $34,500       $10,281                   0             0                     0
Financial Officer     1997    $125,364                 0        $19,761




(1) For 1999, Mr. Taylor's Other Annual Compensation includes $5,851automobile allowance and $14,239 matching 401(k) contributions and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401(k) Plan.

         For 1999, Mr. Malinowski's Other Annual Compensation includes $46,000, representing the estimated market value of a 100,000 share stock grant which was valued at $.46 per share as determined by the Woodward Group in connection with reverse stock split. Also included is $5,467 automobile allowance and $14,239 matching 401(k) contributions and the Company's profit sharing contribution.

Stock Option Grants

         The Company granted no stock options or stock appreciation rights in the last fiscal year.

                                                  Aggregated Option Exercises in Last
                                                 Fiscal Year and FY-End Option Values

                                                                                 # of Securities                       Value of
                                                                                 Underlying        Value of            unexercised
                                                                                 Unexercised       unexercised         in-the-money
                       Shares         Value       # of Securities Underlying     Options at        in-the-money        option at
                       acquired on    Realized    Unexercised Options at         FY-End            option at FY-End    FY-End
Name                   exercise (#)   ($) 1       FY-End Exercisable             Unexercisable     Exercisable         Unexercisable
----                   ------------   -------     ------------------             -------------     -----------         -------------
Don Taylor               100,000       21,000                     0                    0                     0               0
                         0              0        4,000 Preferred Shares                0                     *2              0
Michael Malinowski
                         100,000        26,000                    0                    0                     0               0


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

__________________________
1 Value determined based on market value of shares and exercise price of shares on exercise date.

2 Represents options to purchase shares of Series A subordinate preferred stock at $10.00 per share granted in 1988. These options expire December 31, 2002. The Company is unable to determine the value of these options at FY-end.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of June 1, 1999 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of (i) each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On June 1, 1999, there were 1,104,940 shares of the Company's Common Stock, 22,078 Shares of Series A Preferred Stock and 0
(zero) shares of Series B subordinated Preferred Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of            Title of Class      Amount and Nature of     Percentage of Class
Beneficial Owner                                    Beneficial Owner
Don Taylor                      Preferred Common           10,575 (1)                   40.6
241Clonmell-Upland Rd.                                    303,715                       27.5
West Grove, PA  19390

Michael Malinowski              Preferred Common            6,199                       28.1
613 Aberdeen Drive                                        258,000                       23.3
Kennett Square, PA  19348

George Kellam                   Preferred Common               20                   (Less than 1%)
1060 North State St.                                            0
Dover, DE  19901

William R. Knepshield           Preferred Common               50                   (Less than 1%)
11 Roselawn Lane                                                0
Malvern, PA  19355

Albert Wicks                    Preferred Common                0                   (Less than 1%)
1604 Dogwood Drive                                              0
West Lawn, PA  19607

Michael A. Viner                Preferred Common                0
425 Homestead Road                                         50,000                        4.5
Wilmington, DE  19805

All directors and officers as   Preferred Common           16,844 (1)                   64.6
a group                                                   611,715                       55.4

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

J.B. Associates

         The Company leases the space in which its executive office and warehouse is located from J.B. Associates. J.B. Associates is owned by Don Taylor. Mr. Taylor is President and director of the Company. Rent expense for this building was $232,800 in both 1999 and 1998. Two months rent are prepaid in the amount of $38,800 at March 31, 1999.

Officer Advances

         The Company has advanced funds from time to time to certain of its officers and directors. As of March 31, 1999 the total amount due to the Company from Don Taylor and Michael Malinowski for funds advances was $323,096 and $25,326 respectively. The funds were advanced on a short-term basis and are non-interest bearing. As of March 31, 1998, the amounts due the Company from Mr. Taylor and Mr. Malinowski were $238,556 and $25,326 respectively.

T/S Instrument Co.

         The Company purchases medical instruments and repair services from a company in which Don Taylor, the Company's President, was a minority shareholder. Mr. Taylor receives payments on a note and a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. The Company's purchases from T/S Instrument amounted to $780,882 and $643,419 for 1999 and 1998, respectively, and Mr. Taylor received for the same years from T/S Instrument, $139,184 and $344,799.

Stock Grants

         In November, 1998, the Company granted to Michael Malinowski 100,000 shares of common stock in connection with Mr. Malinowski's personal guarantee of a $2,000,000 credit line with PNCBank.

         In June, 1998, the Company granted to Michael Viner, at the time a consultant to the Company, 50,000 shares of common stock as an inducement to Mr.

Viner to become an employee and Vice President of the Company. Mr. Viner joined the Company as Vice Present on January 1, 1999.

Item 13.          Exhibits and Reports on Form 8-K  [Electronic Filing Exhibits]

(a)      Exhibits

3(a)(1)  Restated Certificate of Incorporation of Registrant                (1)

3(a)(2)  Certificate of Amendment of Certificate of Incorporation
           of Registrant                                                    (2)

3(b)(1)  By-Laws of Registrant                                              (3)

3(b)(2)  Change name from Medco Group Incorporated to Sklar Corporation     (4)

4(a)(1)  Form of Common Stock Certificates                                  (5)

4(b)(2)  Form of Series A Preferred Stock Certificate                       (5)

21        Subsidiaries of the Registrant                                    (5)


   (b)   Reports on Form 8-K

                         None



(1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended March 26, 1983.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, No. 2-90189.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K dated November 29, 1984.

(4) Incorporated by reference from Registrant's Current Report on form 8-K dated December 12, 1993.

(5) Incorporated by reference from Registrant's annual Report on Form 10-K for the year ended March 31, 1998.

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

                                          Date:  July 14, 1999

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor                              President and Director                               July 14, 1999
     Don Taylor

/s/ Michael Malinowski                      Executive Vice President, Chief Financial            July 14, 1999
     Michael Malinowski                     Officer and Director


/s/ George Kellam                           Director                                             July 14, 1999
     George Kellam

/s/ William R. Knepshield                   Director                                             July 14, 1999
     William R. Knepshield

/s/ Albert Wicks                            Director                                             July 14, 1999
     Albert Wicks

                             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Status                                      Company Name & Address                               Percentage
                                                                                                of Ownership

INACTIVE                                    Sklar Purchasing Corporation                             100%
                                            889 S. Matlack Street
                                            West Chester, PA   19382

INACTIVE                                    Sklar Surgical Instrument Corporation                    100%
                                            889 S. Matlack Street
                                            West Chester, PA   19382

INACTIVE                                    Ralks Ltd.                                               100%
                                            889 S. Matlack Street
                                            West Chester, PA   19382

INACTIVE                                    Sales and Marketing Specialists, Inc.                    100%
                                            889 S. Matlack Street
                                            West Chester, PA   19382


                                SKLAR CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                SKLAR CORPORATION
                                 MARCH 31, 1999


                                    CONTENTS
                                                                                                                       Page

Independent Auditors' Report                                                                                            F-3


FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of March 31, 1999                                                                      F-5

   Consolidated Statement of Income for the Years
     Ended March 31, 1999 and 1998                                                                                      F-7

   Consolidated Statement of Cash Flows for the
     Years Ended March 31, 1999 and 1998                                                                                F-8

   Consolidated Statement of Stockholders' Equity for
     the Years Ended March 31, 1999 and 1998                                                                           F-10

   Notes to Consolidated Financial Statements                                                                   F-12 - F-26


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Sklar Corporation
West Chester, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Sklar Corporation as of March 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sklar Corporation as of March 31, 1999, and the consolidated results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.




                                          STOCKTON BATES, LLP



Lancaster, Pennsylvania
June 17, 1999

                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                                     ASSETS


CURRENT ASSETS:
   Cash                                                                                                   $          63,344
   Accounts receivable                                                                                            1,906,287
   Inventories                                                                                                    3,341,331
   Prepaid expense                                                                                                  272,652
                                                                                                          -----------------

       Total current assets                                                                                       5,583,614







FIXED ASSETS                                                                                                        670,708









GOODWILL                                                                                                            439,248









OTHER ASSETS                                                                                                        198,050
                                                                                                          -----------------


TOTAL ASSETS                                                                                              $       6,891,620
                                                                                                          =================


                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Short-term borrowings                                                                                  $         938,000
   Current portion of long-term debt                                                                                117,130
   Current portion of capital lease obligation                                                                       15,561
   Accounts payable                                                                                               2,157,953
   Accrued expenses and taxes                                                                                       817,182
                                                                                                          -----------------

       Total current liabilities                                                                                  4,045,826


LONG-TERM PORTION OF CAPITAL
   LEASE PAYABLE                                                                                                     14,538
                                                                                                          -----------------


       Total liabilities                                                                                          4,060,364
                                                                                                          -----------------

CONTINGENT LIABILITIES



STOCKHOLDERS' EQUITY:
   Series A preferred stock, par value $.01, per share, authorized
     35,000  shares,   24,825  issued  and  22,078   outstanding  248  Series  A
   subordinate preferred stock, no par value,
     authorized 4,000 shares, issued and outstanding 0                                                                -
   Common stock, par value $.10 share, authorized 1,500,000
     shares, 1,497,952 issued and 1,104,940 outstanding at March
     31, 1999 and 1,247,952 issued and 754,940 outstanding at
     March 31, 1998                                                                                                 149,795
   Additional paid-in capital                                                                                     2,165,958
   Retained earnings                                                                                                646,293
                                                                                                          -----------------

                                                                                                                  2,962,294
       Less treasury stock                                                                                          131,038
                                                                                                          -----------------

       Total stockholders' equity                                                                                 2,831,256
                                                                                                          -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                $       6,891,620
                                                                                                          =================

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                            For the Years Ended
                                                                                                 March 31,
                                                                                      1999                       1998
NET SALES                                                                       $      13,206,557         $      13,766,868

   Cost of goods sold                                                                   6,982,450                 7,640,866
                                                                                -----------------         -----------------

GROSS PROFIT                                                                            6,224,107                 6,126,002

   Selling, general and administrative expenses                                         5,731,813                 5,508,841
                                                                                -----------------         -----------------


INCOME FROM OPERATIONS                                                                    492,294                   617,161


OTHER INCOME (EXPENSE):
   Other                                                                                  (32,213)                  (31,931)
   Interest expense                                                                      (163,643)                 (309,452)
   Settlement gain ( See Note B )                                                          28,786                    17,226
                                                                                -----------------         -----------------

       Other expense - net                                                               (167,070)                 (324,157)
                                                                                -----------------         -----------------


INCOME BEFORE TAXES                                                                       325,224                   293,004

   Provision for income taxes                                                              41,800                    40,000
                                                                                -----------------         -----------------


NET INCOME                                                                                283,424                   253,004

   Preferred dividend requirement                                                         275,975                   275,975
                                                                                -----------------         -----------------


INCOME (LOSS) APPLICABLE TO COMMON SHARES                                       $           7,449         $         (22,971)
                                                                                =================         =================


PER SHARE DATA:
   Weighted average common shares outstanding                                             892,885                   744,423
                                                                                -----------------         -----------------

   Basic and diluted income (loss) per share                                    $             .01         $            (.03)
                                                                                =================         =================

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                            For the Years Ended
                                                                                                 March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1999                       1998
                                                                                -----------------         -----------------
   Net income                                                                   $         283,424         $         253,004
                                                                                -----------------         -----------------
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                     296,756                   293,280
        Provision for losses and returns on accounts receivable                           (13,000)                   39,000
        Stock grants                                                                       60,500                      -
        Gross settlement gain                                                             (28,786)                 (109,506)
        Obsolescence reserve                                                               50,000                    50,000
        Write down of goodwill                                                             50,000                    50,000
        Change in operating assets and liabilities:
          Accounts receivable                                                             654,219                  (118,971)
          Inventory                                                                      (249,288)                1,061,869
          Prepaid expenses                                                                (91,029)                   39,049
          Accounts payable                                                                407,529                  (907,320)
          Accrued expenses and taxes                                                      543,879                    82,903
                                                                                -----------------         -----------------

        Total adjustments                                                               1,680,780                   480,304
                                                                                -----------------         -----------------

        Net cash provided by operating activities                                       1,964,204                   733,308
                                                                                -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (220,395)                 (170,212)
   Settlement of prior acquisition                                                          -                       150,000
   Acquisition costs                                                                     (121,212)                        -
                                                                                -----------------         -----------------

        Net cash used in investing activities                                            (341,607)                  (20,212)
                                                                                -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                                        (294,816)                   96,573
   Net payment on line of credit                                                       (1,147,000)                 (683,089)
   Principal payments of long-term debt and capital lease                                (175,322)                 (121,201)
   Stock options exercised                                                                 45,000                         -
                                                                                -----------------         -----------------

        Net cash used in financing activities                                          (1,572,138)                 (707,717)
                                                                                -----------------         -----------------

NET INCREASE IN CASH                                                                       50,459                     5,379

CASH, BEGINNING OF YEAR                                                                    12,885                     7,506
                                                                                -----------------         -----------------

CASH, END OF YEAR                                                               $          63,344         $          12,885
                                                                                =================         =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1999

                                                                     Series A                                 Additional
                                                Series A           Subordinated            Common               Paid-In
                                                Preferred              Pfd.                 Stock               Capital
Balances, March 31, 1997                    $            248    $                0    $       124,795     $       2,105,458


   Net income for the year
     ended March 31, 1998
                                            ----------------    ------------------    ---------------     -----------------


Balance, March 31, 1998                                  248                     0            124,795             2,105,458

   Stock grants                                                                                 5,000                35,500
   Stock options exercised                                                                     20,000                25,000



   Net income for the year
     ended March 31, 1999
                                            ----------------    ------------------    ---------------     -----------------


BALANCES, March 31, 1999                    $            248    $                0    $       149,795     $       2,165,958
                                            ================    ==================    ===============     =================

                     The accompanying notes are an integral


                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1999




                                                                                      Total
     Retained                                             Treasury                Stockholders'
     Earnings                     Total                     Stock                    Equity

  $        109,865         $       2,340,366         $         (151,038)        $       2,189,328



           253,004                   253,004                                              253,004
  ----------------         -----------------         ------------------         -----------------


           362,869                 2,593,370                   (151,038)                2,442,332

                                      40,500                     20,000                    60,500
                                      45,000                                               45,000




           283,424                   283,424                                              283,424
  ----------------         -----------------         ------------------         -----------------


  $        646,293         $       2,962,294         $         (131,038)        $       2,831,256
  ================         =================         ==================         =================




part of the consolidated financial statements.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


Sklar  Corporation  is a  distributor  and  contract  manufacturer  of hand-held surgical instruments, chemicals for the care and cleaning of surgical instruments, and other items for surgical, dental and veterinary use. The Company's primary market is for hand-held, non-electronic instruments utilized in the surgical, dental, orthodontic and veterinary fields. A large portion of the instruments are imported from German sources and some from Pakistani sources. Other items are purchased mostly from domestic sources. Customers are primarily hospital supply distributors, but the Company also targets end-users for its orthodontic products.


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

Financial Statements:

         The financial statements include those of Sklar Corporation and Sales and Marketing Specialists, Inc., a wholly-owned subsidiary which served as a service company housing the Company's outside sales force through December 1998.


Inventories:

         Inventories are stated at the lower of cost or market. Costs are computed based upon weighted average purchase prices, and are used as the basis for charging cost of goods sold for the items sold from inventory. Work-in-process inventory, representing raw forgings to be manufactured into finished surgical instruments, is stated at purchase plus related shipping costs to the manufacturer.


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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

Goodwill and Other Assets:

         Goodwill  and  other  assets  are  stated  at  cost  less   accumulated
         amortization. Amortization is provided on a straight-line basis. The Company continually evaluates the carrying amount of goodwill by estimating the sum of expected future undiscounted cash flows related to specific acquisitions and comparing it to originally booked amount net of related accumulated amortization.


Cash Flow Information:

         For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.


Advertising Costs:

         The Company policy is to expense advertising costs as incurred.


Income (Loss) Per Share:

         Income loss per share is computed by dividing net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding.


Revenue Recognition:

         Revenue, net of an allowance for estimated returns, is recognized upon the shipment of goods to customers. The Company records as additional revenue credits which cannot be applied to customers.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

Foreign Currency Translation Gains and Losses:

         The Company recognizes transaction gains and losses at the time of settlement of the foreign currency transaction. The Company records translation adjustments of the expected foreign currency cash flows based upon the respective period end exchange rate. Gains and losses on settlement activity and the translation adjustment for expected cash flows are adjusted to income.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

B.  ACQUISITION AND SETTLEMENT: (Continued)

included in the original assumed liabilities. Additionally, the seller is prospectively precluded from operating in any competitive fashion with the Company. In a related settlement the Company negotiated the forgiveness of $134,301 of assumed vendor liabilities related to the original purchase with a cash payment of $30,000.

At March 31, 1998, the Company recorded the settlement transaction as a reduction of goodwill to the extent of the negotiated reduction of liabilities and receipt of cash payment. Excess goodwill amortization and accrued interest expense recorded in 1997 have been recorded as other income in 1998, net of legal fees incurred related to the settlement.

During 1999, an agreement was reached with another vendor included in the original assumed liabilities which encompassed a cash payment of $120,000 in complete satisfaction of assumed liabilities approximating $470,000. This settlement agreement has also been recorded as a reduction of original goodwill and results in other income of $28,786, representing previously recorded excess goodwill amortization.


C.  FINANCIAL INSTRUMENTS:

The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers, located primarily in the continental United States, in the ordinary course of business. The Company does not require collateral or other security to support customer receivables.

At March 31, 1999, the Company had the following concentrations of cash subject to credit risk:

                  Germany                         $          15,651

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



C.  FINANCIAL INSTRUMENTS: (Continued)

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

During the years ended March 31, 1999 and 1998, the Company's involvement in this activity, which generally equates to one to two months of anticipated purchase payment provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings was immaterial.

At March 31, 1999, the Company had no forward contracts to purchase Deutsche Marks.

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                                                                              March 31, 1999
                                                                                     Carrying
                                                                                      Amount                  Fair Value
                  Cash                                                          $          63,344         $          63,344
                  Long-term debt                                                $         117,130         $         128,000

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



D.  ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at March 31, 1999:

                  Trade receivables                                                                       $       1,650,978

                  Other receivables (including a
                     related party receivable of $348,422)                                                          349,309
                                                                                                          -----------------

                                                                                                                  2,000,287

                  Allowance for doubtful accounts
                     and sales returns                                                                               94,000
                                                                                                          -----------------


                                                                                                          $       1,906,287
                                                                                                          =================


The related party receivable at March 31, 1999 includes $323,096 due from the Company's president and,$25,326 from the Company's chief financial officer.


E.  INVENTORIES:

Inventories consist of the following at March 31, 1999:

                  German sourced surgical instruments (including
                     customs and freight of $110,084)                                                     $       1,613,696

                  Surgical instruments and products not sourced
                     from Germany (including customs and freight of $19,637)                                      1,495,398

                  Orthodontic products (including freight of $4,589)                                                250,701

                  Work-in-process inventory                                                                          81,536
                                                                                                          -----------------

                                                                                                                  3,441,331

                  Less valuation allowance                                                                          100,000
                                                                                                          -----------------

                                                                                                          $       3,341,331
                                                                                                          =================

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


F.  FIXED ASSETS:

Fixed assets at March 31, 1999 consist of:
                  Leasehold improvements                                                                  $         314,313
                  Furniture and fixtures                                                                            109,952
                  Equipment, including assets held under capital lease of $87,336                                   971,542
                  Computer software                                                                                 147,905
                                                                                                          -----------------

                                                                                                                  1,543,712

                  Less accumulated depreciation and amortization                                                    873,004
                                                                                                          -----------------


                                                                                                          $         670,708
                                                                                                          =================


G.  GOODWILL AND OTHER ASSETS:

Other assets consists of the following:

                  Catalog development costs (net)                                                         $          35,759
                  Acquisition costs (net)                                                                           144,652
                  Deposits                                                                                           17,639
                                                                                                          -----------------


                                                                                                          $         198,050
                                                                                                          =================

The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                                         Amortization Expense
                                                                                        Year Ended March 31,
                                              Life in Years                      1999                            1998
                                             --------------               -------------------             -----------------
         Goodwill                                 15-20                   $            90,582             $         131,975
         Catalog development costs                21/2-5                               35,760                        58,622
         Acquisition costs                          5                                  10,812                        10,816
         Patents                                   161/2                                 864                           909
                                                                          -------------------             ----------------

         Total                                                            $           138,018             $         202,322
                                                                          ===================             =================

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



G.  GOODWILL AND OTHER ASSETS: (Continued)

Additions to other assets arise from the acquisition of companies or loans, in the case of goodwill and acquisition costs. Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets. Reductions in intangible assets result from amortization over their useful or prescribed lives or from adjustments necessary to revalue previously recorded amounts. For the years ended March 31, 1999 and 1998, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with the declining volume and related cash flow in that division.

Subsequent to fiscal year 1995 catalog development costs are expensed as incurred.

Advertising expense, including the amortization of catalog development costs incurred prior to 1996, amounted to $489,331 and $271,808 for the years ended March 31, 1999 and 1998, respectively.

Goodwill may also be reduced by an amount equal to the amount of federal tax net operating loss carryforwards used to reduce the Company's federal income tax liability to the extent that the benefit amount computed exceeds normal goodwill amortization.


H.  SHORT-TERM BANK BORROWINGS:

At March 31, 1999, the Company's revolving line of credit facility of $2,000,000 was available to the extent of collateral by the sum of 80% of qualifying accounts receivable plus 50% of inventories (capped at 50% of borrowing base). Qualifying accounts receivable and inventory used as a basis for the March 31, 1999 borrowing totaled $4,573,777. Unused available credit at March 31, 1999 was $758,000 after considering outstanding letters of credit totaling $102,000.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


H.  SHORT-TERM BANK BORROWINGS: (Continued)

Borrowings from this line bear interest at the bank's prime rate. Interest expense on short-term bank borrowings for the years ended March 31, 1999 and 1998 amounted to $163,643 and $309,452, respectively.

The short-term borrowing facility requires the Company to comply with certain restrictive covenants, including maintenance of various financial ratios. The note is guaranteed by the Company's chief financial officer.

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                                                     Maximum               Average              Weighted
                                                 Interest            Amount                Amount                Average
                           Balance                Rate at           Outstanding       Outstanding            Interest
                           at End                 End of             During                During              Rate During
         March 31,         of Year                 Year           the Year (a)          the Year (b)          the Year (c)
      ------------      --------------         -------------    --------------        --------------        --------------
         1999           $      938,000            7.75%         $    1,777,000        $    1,158,000              9.03%
         1998           $    2,085,000            9.75%         $    2,942,000        $    2,641,330              9.75%

(a)      Based on the maximum amount outstanding at any month-end.

(b) Average amount outstanding during the year is computed by dividing the total of month-end outstanding principal balances by 12.

(c) Average interest rate for the year is computed by dividing short-term interest expense by average aggregate short-term borrowings.


I.  LONG-TERM DEBT:

Long-term debt outstanding at March 31, 1999:

                  DCA note, held by seller, interest at 20.1%                                             $         117,130
                                                                                                          -----------------

                  Less current portion                                                                              117,130
                                                                                                          -----------------

                                                                                                          $               0
                                                                                                          =================

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

I.  LONG-TERM DEBT:(Continued)

The DCA note represents the balance of a 1992 renegotiated contract. Presently, the Company believes that the former owner of DCA has assisted and is assisting another company to compete in a business substantially similar to the business of Sklar. Accordingly, Sklar has filed legal action against the former owner. The Company has not made payments on this obligation since September 1996 and is pursuing legal remedies to the alleged infringement of the purchase agreement. The Company had paid all previous payments due, under protest, upon advice of counsel. Settlement negotiations are currently ongoing and a satisfactory outcome is anticipated.


J.  LEASE COMMITMENTS:

The Company leases its office and warehouse location on a net basis from a related party under an operating lease expiring in 2008. Additionally, the Company leases certain equipment, including a vehicle, under various operating leases expiring in 1999 through 2002.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


J.  LEASE COMMITMENTS: (Continued)

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 1999 are as follows:

                                                                                      Total
                                                                                 Noncancellable
                                                           Capital                  Operating                   Related
                                                            Lease                    Leases                      Party
         2000                                        $           15,561         $         261,573         $         232,000
         2001                                                    18,501                   258,725                   232,000
         2002                                                     -                       250,703                   232,000
         2003                                                     -                       233,429                   232,000
         Later Years                                              -                     1,299,857                 1,299,800
                                                     ------------------         -----------------         -----------------

                                                                 34,062         $       2,304,287         $       2,227,800
                                                                                =================         =================
         Less amount representing
            interest                                              3,963

         Present value of capital
            lease obligation                                     30,099

            Less current portion                                 12,961

         Long-term obligation                        $           17,138
                                                     ==================

Total rent expense for the years ended March 31, 1999 and 1998 was $284,286 and $259,252, respectively.


K.  STOCKHOLDERS' EQUITY:

Preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30, only if declared by the Board of Directors. Dividends in arrears on preferred stock were $4,139,625 at March 31, 1999. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference of $100 per share, $2,207,800 aggregate, plus cumulative dividends.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


K.  STOCKHOLDERS' EQUITY: (Continued)

During the year ended March 31, 1999, the Company Board of Directors granted 150,000 shares of common stock (100,000 from treasury and 50,000 previously unissued) to current employees. Compensation expense, related to the grants, was charged in the amount of $60,500 based upon the then estimated fair value. The number of shares outstanding and the earnings per share calculation have been adjusted, effective on the respective grant dates, to reflect these stock grants.

Treasury stock is recorded at cost. The number of shares of stock held in the treasury was as follows at March 31, 1999:

     Series A Preferred                                                2,747
     Common Stock                                                    393,012

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purpose of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12.


L.  STOCK OPTIONS:

Under the 1983 Incentive Stock Option Plan, the Company may grant options to purchase shares of common stock. The plan is intended to attract and retain qualified personnel and to provide incentive to individuals who are deemed to be in a position to make a significant contribution to the Company's operations.

Options for 200,000 shares previously granted in 1993 and 1994, were exercised during the year ended March 31, 1999 at an average price of $.225 per share. 200,000 shares of previously unissued stock were issued and common stock and additional paid-in capital were adjusted accordingly.

In 1988, the Board granted to Mr. Donald Taylor, options for 4,000 shares of a then new class of subordinated preferred stock. These options have not been exercised as of March 31, 1999.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

M.  EMPLOYEE BENEFIT PLANS:

The Company maintains an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions up to 50% of the first 6% of eligible compensation. There is also a discretionary profit sharing feature incorporated into the plan. Eligible employees are those with more than one year of service and who work more than 1,000 hours per year. Company contributions to the plan amounted to $177,480 and $65,823 including discretionary profit sharing contributions of $130,000 and $40,000 in 1999 and 1998, respectively.


N.  INCOME TAXES:

As a  result  of the  merger  of  Medco  Jewelry  Corporation  and  Misdom-Frank
Corporation, management believes there may be federal net operating losses carryforwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carryforwards and additional post-merger operating losses totaling approximately $1,036,000, which expire in tax years 2000 ($50,000), 2001 ($14,000), 2002 ($461,000) and 2004 ($511,000),
are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carryforwards may be used to reduce goodwill if an excess benefit is realized. There are no operating loss carryforwards for state tax purposes. In fiscal 1999 and 1998, $352,000 and $350,000, respectively, of the available federal net operating loss carryforward was applied to reduce federal taxable income. As a result, no federal income tax was paid by the Company in these years. The Company's federal tax filings through March 31, 1993 have been audited by the Internal Revenue Service.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



N.  INCOME TAXES: (Continued)

Deferred tax assets and liabilities are as follows:

                                                                                                March 31,
                                                                                      1999                       1998
         Total deferred tax asset                                               $         475,000         $         717,000
         Less valuation allowance                                                         475,000                   717,000
                                                                                -----------------         -----------------
            Net deferred tax asset                                                              0                         0
         Total deferred tax liability                                                           0                         0
                                                                                -----------------         -----------------

            Total deferred tax asset                                            $               0         $               0
                                                                                =================         =================

The net change in the valuation allowance for the year ended March 31, 1999 was a reduction of $242,000.

Permanent differences arise due to the amortization of goodwill, which accounts for approximately 75% of the difference between pre-tax financial statement income and income for tax purposes.


O.  RELATED PARTY TRANSACTIONS:

The Company has the following transactions with related parties:

(a) The partners in J.B. Associates, the owner of the Company premises, are directors of Sklar Corporation. Rent expense for this building was $232,800 in 1999 and 1998. Two months rent are prepaid in the amount of $38,800 at March 31, 1999.

(b) The Company has outstanding notes receivable from current officers and directors amounting to $348,422 at March 31, 1999.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

O.  RELATED PARTY TRANSACTIONS: (Continued)

(c) The Company purchases medical instruments and repair services from a company in which the president had been a minority shareholder. The president receives a percentage of the gross revenue of this company for a period of time as compensation for the prior sale of his interest. Purchases from this company amounted to $780,882 and $653,419 for 1999 and 1998, respectively.

(d)  During 1998, the Company paid $4,500 to the former wife of the president.


P.  SIGNIFICANT CUSTOMER INFORMATION:

Three customers of the Company provided significant sales volume in 1999 and two in 1998. During these fiscal years sales to one customer comprised 32.1% and 38.6%, respectively, of the Company's total sales. The second customer accounted for 13.0% and 12.9% of the respective years' total sales. The new significant customer accounted for 11.2% of 1999's total sales.


Q.  FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS:

Gains recognized from foreign currency activity amounted to $135,919 and $103,169 in 1999 and 1998, respectively.


R.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

A capital lease obligation of $46,623 was incurred in 1998, when the Company entered into a lease for new computer equipment.

S.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid amounted to $121,404 and $288,617 in 1999 and 1998, respectively.

Income   taxes  paid   amounted  to  $48,423  and  $40,895  in  1999  and  1998,
respectively.