Form 10QSB
period 1999-06-30
SKLAR CORP
filed 1999-08-20
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______to _________

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

           Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X      No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________
No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                           Outstanding August 1, 1999
         ------------------------------             --------------------------
         (Common stock, $0.10 par value)                    1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ________ No  X

                                SKLAR CORPORATION

                                      INDEX



                                                                   Page No.

Part I   Financial Information

         Balance Sheet -
                  June 30, 1999 and March 31, 1999                     3

         Statement of Income (Loss) -
                  three months ended June, 1999 and 1998               4

         Statement of Cash Flows -
                  three months ended June 30, 1999 and 1998            5

         Notes to condensed financial statements                   6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations             9 - 11


Part II   Other Information

         Item 1           Legal Proceedings                           11

         Item 3           Defaults Upon Senior Securities             11

         Item 5           Other Information                           11

         Item 6           Exhibits and Reports on form 8-K            11

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                          6/30/99             3/31/99
                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $  222,302          $   63,344
     Accounts Receivable                                       2,110,700           1,906,287
     Inventories (Note 5)                                      3,142,214           3,341,331
     Prepaid Expenses                                            337,504             272,652
                                                              ----------          ----------
TOTAL CURRENT ASSETS                                           5,812,720           5,583,614
EQUIPMENT AND IMPROVEMENTS (Note 6)                              658,109             670,708
GOODWILL (Note 7)                                                561,799             439,248
OTHER ASSETS                                                     156,180             198,050
                                                              ----------          ----------
TOTAL ASSETS                                                  $7,188,808          $6,891,620
                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                      $  990,000          $  938,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                               131,250             132,691
     Trade Accounts Payable                                    2,729,070           2,157,953
     Accrued Expenses                                            382,163             809,524
     Accrued Income Taxes                                         18,658               7,658
                                                              ----------          ----------
TOTAL CURRENT LIABILITIES                                      4,251,141           4,045,826

     Long-term Debt and Capital Lease Payable                     12,581              14,538
                                                              ----------          ----------
TOTAL LIABILITIES                                              4,263,722           4,060,364
                                                              ----------          ----------

CONTINGENCIES                                                          0                   0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                  248                 248
     Series A subordinate preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                 0                   0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                            149,795             149,795
     Additional Paid-in Capital                                2,165,958           2,165,958
     Retained earnings                                           740,123             646,293
                                                              ----------          ----------

                                                               3,056,124           2,962,294
                                                              ----------          ----------

     Less treasury stock                                         131,038             131,038
                                                              ----------          ----------

     TOTAL STOCKHOLDER'S EQUITY                                2,925,086           2,831,256
                                                              ----------          ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                      $7,188,808          $6,891,620
                                                              ==========          ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENT OF INCOME (LOSS)
                                   (Unaudited)

                                                              3 Months Ended
                                                        6/30/99              6/30/98
Revenues:
  Net Sales (Note 10)                                 $ 3,372,908          $ 3,233,462

Cost and Expenses:
  Cost of Goods Sold                                    1,812,206            1,839,840
  Selling, General & Admin                              1,423,966            1,313,111
  Interest                                                 30,898               56,052
                                                      -----------          -----------

                                                        3,267,070            3,209,003
                                                      -----------          -----------

  Income before taxes                                     105,838               24,459

Provision for Income Taxes
  Currently Payable (Note 8)                               12,008                3,896
                                                      -----------          -----------

Net Income (Loss)                                          93,830               20,563
                                                      -----------          -----------

Preferred Dividend
Requirement (Note 9)                                       68,994               68,994
                                                      -----------          -----------

Income (Loss) Applicable to
Common Shares                                              24,836              (48,431)
                                                      -----------          -----------

Per Share Data:

Weighted Average Common Shares Outstanding

                                                        1,104,940              762,083
                                                      -----------          -----------

Basic and Diluted Earnings/ (Loss) Per Share          $      0.02          $     (0.04)
                                                      ===========          ===========
  (Note 11)

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                               For the Three Months Ended
                                                             6/30/99               6/30/98
Net Cash Provided by Operating Activities                 $   137,825           $ 1,293,750


Net Cash Provided by Investing Activities                     (27,337)             (164,530)

Net Cash Provided (Used) by Financing Activities               48,470            (1,093,952)
                                                          -----------           -----------

Net Increase in Cash                                          158,958                35,268
Cash at Beginning of Period                                    63,344                12,885
                                                          -----------           -----------

Cash at End of Period                                     $   222,302           $    48,153
                                                          ===========           ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the three month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the June 30, 1999 borrowing totaled $4,266,525. Unused available credit at June 30, 1999 was $767,343.

Borrowings from this line bear interest at the Bank's Prime Rate. At June 30, 1999 the Prime Rate was 7.75%. The interest expense on short-term bank borrowings for the three months ended June 30, 1999 and 1998 amounted to $20,677 and $40,843, respectively.

The full value of the loan is guaranteed personally by the Company's Chief Financial Officer.

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

NOTE 4   BUSINESS OPERATIONS

The Company imports and distributes under the Sklar, DCA, Dittmar and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

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

During the fiscal year ended March 31, 1998, settlements were reached with the seller and one of the vendors included in the original assumed liabilities. The settlement transactions included a cash payment from the seller, cash payments to a vendor by the seller and a reduction of liabilities to the seller and vendors. These transactions were accounted for by an offsetting reduction of goodwill.

During the six months ended September 30, 1998, an agreement was reached with another vendor included in the original assumed liabilities which encompassed a cash payment of $120,000, in complete satisfaction of liabilities approximating $470,000. This agreement had been recorded at September 30, 1998 as a reduction of goodwill.

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

NOTE 8   INCOME TAXES

Income taxes represent the State tax due. Federal income taxes payable are offset by net operating loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

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

As of June 30, 1999, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

The Series A Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 1999.

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purposed of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12.

NOTE 10   SALES

Revenue, net of allowance for estimated returns, is recognized upon the shipment of goods to the customer.

NOTE 11   NET EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share is computed by dividing the net income/(loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend.

NOTE 12   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid amounted to $20,239 in the three months ended June 30, 1999, and $50,656 in the three months ended June 30, 1998.

Income taxes paid amounted to $15,500 in the three months ended June 30, 1999, and $22,051 in the three months ended June 30, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the three months ended June 30

                                 1999            1998
                                 ----            ----

Net Sales                       100.0%          100.0%
Cost of Sales                    53.7            56.9
Gross Profit                     46.3            43.1
Selling, General and
  Admin. Expenses                42.2            40.6
Income Before
  Interest & Taxes                4.1             2.5
Interest Expense                  0.9             1.7
Income Before
  Income Taxes                    3.2             0.8
Net Income                        2.8             0.6

SALES

For the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998, sales increased $139,446 or 4.3%. This increase reflects the Company's increased emphasis on marketing and the Dittmar acquisition.

COST OF SALES

Cost of sales as a percentage of sales decreased 3.2% for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998. This decrease results primarily from the mix of products sold as well as the strengthening of the U.S. dollar relative to the Deutsche mark which resulted in a decreased cost of German purchases over that prior three month period.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses for the three month period ended June 30, 1999 have increased $110,855 or 8.4% from the three month period ended June 30, 1998. The Company has made a commitment to increased marketing and advertising effort, which resulted in increased advertising costs. The Company has also made a significant profit sharing commitment, thus increasing employee benefits expense. Finally, professional fees have also increased during the three month period ended June 30, 1999. Management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs decreased $25,154 or 44.9% for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998 due to a reduction in the outstanding line of credit and term debt funded by operations and inventory reductions as well as increases in trade accounts payable. In addition, the Company has experienced a 1.5% interest rate reduction as the result of the new loan and security agreement that it entered into in December, 1998.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its operations by cash provided by operating activities. During the three month period ended June 30, 1999, the Company did not generate similar levels of cash as in prior quarters through increases in trade accounts payable and decreases in accounts receivable. The Company did, however, increase the line of credit which, when coupled with cash provided from operations, resulted in available cash of $222,000. This cash on hand and future cash flows from operations, combined with amounts available under the current bank facility, are considered to be sufficient to meet the Company's liquidity needs in the foreseeable future.

YEAR 2000 COMPLIANCE

The Company has retained a consulting firm to assist the Company in determining any Year 2000 weaknesses and to aid the Company in converting its information systems from a mainframe/mini computer based system to a NT SQL compliant database system. The Company uses a management information system to process orders, and to control the purchasing and distribution functions of the company's business. Additionally, the system provides information and reports that management needs to monitor the operations and make informed decisions. Management has done preliminary tests on the current application software and underlying database and found it to be Year 2000 compliant. It is anticipated that full conversion to new hardware, software and operating environment will be completed by September, 1999, with the final testing to be completed by October, 1999. Support software, including Sales Management software, Accounting software, EDI software, and General Office software, is the most current versions, all of which were purchased and installed during 1997 through 1999. The Company believes these to be fully compliant. Testing of these products is now occurring.

The Company's consulting firm will be communicating with key customers to coordinate Year 2000 compliance with the EDI transmissions. The Company's products contain no electronic parts and therefore, no compliance issues exist.



                           PART II - OTHER INFORMATION

ITEM 1   LEGAL MATTERS

The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The suit seeks the return of all monies paid to the former principal. The case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by counsel. Payments for DCA have been suspended since September 1996. Settlement negotiations are currently ongoing and a satisfactory outcome is anticipated but the remaining liability is still recorded.

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity known as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought but the aggregate amount is not considered material. Defendants in both cases have filed counter claims and the litigation is ongoing. The judge, pending settlement negotiations, has postponed the trial date.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As disclosed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Preferred Stock on June 30, 1988 through 1999.

ITEM 5   OTHER INFORMATION

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purposed of effectuating a reverse split of its common stock. If effected, it will allow the company to cease to be a reporting company under section 12. A special meeting of shareholders will be held for the purpose of voting on the reverse split proposal. No date has yet been set.

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

August 20, 1999