Form 10QSB
period 1999-09-30
SKLAR CORP
filed 1999-11-12
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended       September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                          Outstanding      November 1, 1999
-----------------------------------           ---------------------------------
 (Common stock, $0.10 par value)                           1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ___   No _X_

                                SKLAR CORPORATION

                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  September 30, 1999 (unaudited) and March 31, 1999 ..........3

         Statement of Income (Loss) -
                  six months ended September, 1999 and 1998 (unaudited) ......4

         Statement of Cash Flows -
                  six months ended September 30, 1999 and 1998 (unaudited) ...5

         Notes to condensed financial statements .........................6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................9 - 11


Part II   Other Information

          Item 1    Legal Proceedings .......................................11

          Item 3    Defaults Upon Senior Securities .........................11

          Item 5    Other Information .......................................11

          Item 6    Exhibits and Reports on form 8-K ........................11

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                        9/30/99           3/31/99
                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                   $   87,209        $   63,344
     Accounts Receivable                                     2,309,549         1,906,287
     Inventories (Note 5)                                    3,114,313         3,341,331
     Prepaid Expenses                                          374,852           272,652
                                                            ----------        ----------
TOTAL CURRENT ASSETS                                         5,885,923         5,583,614
EQUIPMENT AND IMPROVEMENTS (Note 6)                            650,731           670,708
GOODWILL (Note 7)                                              375,511           439,248
OTHER ASSETS                                                   249,220           198,050
                                                            ----------        ----------
TOTAL ASSETS                                                $7,161,385        $6,891,620
                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                    $  762,000        $  938,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                             131,250           132,691
     Trade Accounts Payable                                  2,127,826         2,157,953
     Accrued Expenses                                        1,128,106           809,524
     Accrued Income Taxes                                       24,658             7,658
                                                            ----------        ----------
TOTAL CURRENT LIABILITIES                                    4,173,840         4,045,826

     Long-term Debt and Capital Lease Payable                    9,051            14,538
                                                            ----------        ----------
TOTAL LIABILITIES                                            4,182,891         4,060,364
                                                            ----------        ----------

CONTINGENCIES                                                        0                 0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                248               248
     Series A subordinated preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding 0                                             0                 0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                          149,795           149,795
     Additional Paid-in Capital                              2,165,958         2,165,958
     Retained earnings                                         793,531           646,293
                                                            ----------        ----------

                                                             3,109,532         2,962,294
                                                            ----------        ----------

     Less treasury stock                                       131,038           131,038
                                                            ----------        ----------

     TOTAL STOCKHOLDER'S EQUITY                              2,978,494         2,831,256
                                                            ----------        ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                    $7,161,385        $6,891,620
                                                            ==========        ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                  3 Months Ended                         6 Months Ended
                                                  --------------                         --------------
                                            9/30/99             9/30/98            9/30/99            9/30/98
                                            -------             -------            -------            -------
Revenues:
  Net Sales (Note 10)                     $ 3,366,128         $ 3,418,405        $ 6,739,037        $ 6,651,867

Cost and Expenses:
  Cost of Goods Sold                        1,807,680           1,713,183          3,619,886          3,553,023
  Selling, General & Admin                  1,471,300           1,465,203          2,895,267          2,778,314
  Interest                                     27,741              49,692             58,638            105,744
                                          -----------         -----------        -----------        -----------

                                            3,306,721           3,228,078          6,573,791          6,437,081
                                          -----------         -----------        -----------        -----------

  Income before taxes                          59,407             190,327            165,246            214,786

Provision for Income Taxes
  Currently Payable (Note 8)                    6,000              25,000             18,008             28,896
                                          -----------         -----------        -----------        -----------

Net Income                                     53,407             165,327            147,238            185,890
                                          -----------         -----------        -----------        -----------

Preferred Dividend
Requirement (Note 9)                           68,994              68,994            137,988            137,988
                                          -----------         -----------        -----------        -----------

Gain (Loss) Applicable to
Common Shares                                 (15,587)             96,333              9,250             47,902
                                          -----------         -----------        -----------        -----------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                            1,104,940             804,940          1,104,940            783,629
                                          -----------         -----------        -----------        -----------

Basic and Diluted Earnings/ (Loss)        $     (0.01)        $      0.12        $      0.01        $      0.06
                                          ===========         ===========        ===========        ===========
Per Share
  (Note 11)

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                             For the Six Months Ended
                                                             ------------------------
                                                           9/30/99             9/30/98
                                                           -------             -------
Net Cash Provided by Operating Activities               $   327,080         $ 1,470,770


Net Cash Provided (Used) by Investing Activities           (120,155)            (81,693)

Net Cash Provided (Used) by Financing Activities           (183,060)         (1,330,052)
                                                        -----------         -----------

Net Increase in Cash                                         23,865              59,025
Cash at Beginning of Period                                  63,344              12,885
                                                        -----------         -----------

Cash at End of Period                                   $    87,209         $    71,910
                                                        ===========         ===========


                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION
------------------------------------

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the six month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS
-----------------------------------

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 1999 borrowing totaled $4,146,057. Unused available credit at September 30, 1999 was $1,071,636.

Borrowings from this line bear interest at the Bank's Prime Rate. At September 30, 1999 the Prime Rate was 8.25%. The interest expense on short-term bank borrowings for the six months ended September 30, 1999 and 1998 amounted to $38,874 and $75,243, respectively.

The full value of the loan is guaranteed personally by the Company's Chief Financial Officer.

NOTE 3   LONG-TERM DEBT
-----------------------

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

NOTE 4   BUSINESS OPERATIONS
----------------------------

The Company imports and distributes under the Sklar, DCA, Dittmar and other trademarks hand-held, non-electronic instruments for the surgical, dental and veterinary fields.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4   BUSINESS OPERATIONS, continued
---------------------------------------

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

During the quarter ended September 30, 1999, the Company acquired certain assets of an entity which packages sets of surgical instruments and related supplies in kit form for resale. The acquisition amount ($20,000) was assigned to inventory and to other acquired assets. The processes associated with this acquisition will replace the need to purchase a group of items previously purchased from third parties, thus increasing profit margins for that product group prospectively.

NOTE 5   INVENTORIES
--------------------

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 6   EQUIPMENT AND IMPROVEMENTS
-----------------------------------

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line method over the useful lives of the assets which are estimated to be three to ten years for equipment and the shorter of the life of the lease or the life of the asset for leasehold improvements.

NOTE 7   GOODWILL
-----------------

Goodwill is amortized over fifteen or twenty years.

NOTE 8   INCOME TAXES
---------------------

Income taxes represent the State income tax due. Federal income taxes payable are offset by net operating loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8   INCOME TAXES, continued
--------------------------------

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

NOTE 9   STOCKHOLDERS' EQUITY
-----------------------------

As of September 30, 1999, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

NOTE 10   SALES
---------------

Revenue, net of allowance for estimated returns, is recognized upon the shipment of goods to the customer.

NOTE 11   NET EARNINGS/(LOSS) PER SHARE
---------------------------------------

Earnings/(loss) per share is computed by dividing the net income/(loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend.

NOTE 12   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-----------------------------------------------------------

Interest paid amounted to $44,953 in the six months ended September 30, 1999, and $78,850 in the six months ended September 30, 1998.

Income taxes paid amounted to $31,000 in the six months ended September 30, 1999, and $22,051 in the six months ended September 30, 1998.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30
-----------------------------------------------

                                     1999                 1998
                                     ----                 ----

Net Sales                            100.0%               100.0%
Cost of Sales                         53.7                 53.4
Gross Profit                          46.3                 46.6
Selling, General and
  Admin. Expenses                     43.0                 41.8
Income Before
  Interest & Taxes                     3.3                  4.8
Interest Expense                       0.9                  1.6
Income Before
  Income Taxes                         2.4                  3.2
Net Income                             2.2                  2.8

SALES
-----

For the six month period ended September 30, 1999 compared to the six month period ended September 30, 1998, sales increased $87,170 or 1.3%. Recent acquisitions have contributed to the minor sales increase. Consequently, comparable sales for the six month period ended September 30, 1999 and 1998 were relatively constant.

COST OF SALES
-------------

Cost of sales as a percentage of sales for the six month period ended September 30, 1999 and 1998 were relatively constant. Changing product mix would account for the slight variation in margin reflected.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, General and Administrative expenses for the six month period ended September 30, 1999 have increased $116,953 or 4.2% from the six month period ended September 30, 1998. The Company has made a commitment to increased marketing and advertising effort, which resulted in increased advertising costs. The Company has also made a significant profit sharing commitment, thus increasing employee benefits expense. Management expects to continue this level of expenditure in future periods.

INTEREST
--------

Interest costs decreased $47,106 or 44.6% for the six month period ended September 30, 1999 compared to the six month period ended September 30, 1998 due to a reduction in the outstanding line of credit and term debt funded by operations and inventory reductions as well as increases in trade accounts payable. In addition, the Company has experienced a 1.5% interest rate reduction as the result of the new loan and security agreement that it entered into in December, 1998.

INCOME TAXES
------------

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company primarily funds its operations by cash provided by operating activities. During the six month period ended September 30, 1999, net income and non cash expenses were the primary drivers behind cash provided by operations. Additionally, the net increase in accounts receivable and inventory from March 31,1999, in the amount of $177,000 was more than offset by the interest in accrued expenses of $319,000. That comparison provided $142,000 of the operating cash flow.

In the comparative six month period a significant decline in accounts receivable ($307,000) and a significant increase in accounts payable ($517,000) combined with the net income of $186,000 and non cash expenses to produce an operating cash flow of $1,471,000.

Cash on hand, expected future cash flow from operating and amounts available under the current bank facility are considered to be sufficient to meet the company's liquidity needs in the foreseeable future.

YEAR 2000 COMPLIANCE
--------------------

The Company has retained a consulting firm to assist the Company in determining any Year 2000 weaknesses and to aid the Company in converting its information systems from a mainframe/mini computer based system to a NT SQL compliant database system. The Company uses a management information system to process orders, and to control the purchasing and distribution functions of the company's business. Additionally, the system provides information and reports that management needs to monitor the operations and make informed decisions. Testing to date indicates that all critical systems will not be impacted by the Year 2000. Support software, including Sales Management software, Accounting software, EDI software, and General Office software, is the most current versions, all of which were purchased and installed during 1997 through 1999. The Company believes these to be fully compliant. Testing of these products is now occurring.

The Company's consulting firm will be communicating with key customers to coordinate Year 2000 compliance with the EDI transmissions. The Company's products contain no electronic parts and therefore, no compliance issues exist.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL MATTERS
----------------------

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity known as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought but the aggregate amount is not considered material. Defendants in both cases have filed counter claims and the litigation is ongoing. In September, the scope of the lawsuit against Wilson was substantially reduced. The company and Counsel believe that they will prevail on all remaining issues. Due to the failure of the parties to arrive at a settlement, the trial has been scheduled for December 6, 1999

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

As disclosed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Preferred Stock on June 30, 1988 through 1999.

ITEM 5   OTHER INFORMATION
--------------------------

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

November 12, 1999