Form 10QSB
period 1999-12-31
SKLAR CORP
filed 2000-02-22
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended             December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

           Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes X                     No ____________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                   Yes _______               No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                           Outstanding February 1, 2000
   --------------------------------------        -----------------------------
      (Common stock, $0.10 par value)                      1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ___   No  X

                                SKLAR CORPORATION

                                      INDEX

                                                                                         Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 1999 (unaudited) and March 31, 1999 ..........................3

         Statement of Income (Loss) -
                  nine months ended December 31, 1999 and 1998 (unaudited) ..................4

         Statement of Cash Flows -
                  nine months ended December 31, 1999 and 1998 (unaudited) ..................5

         Notes to condensed financial statements ........................................6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................9 - 11


Part II   Other Information

         Item 1             Legal Proceedings ..............................................11

         Item 3             Defaults Upon Senior Securities ................................11

         Item 5             Other Information ..............................................11

         Item 6             Exhibits and Reports on form 8-K ...............................11

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                    12/31/99        3/31/99
                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash                                                $  145,992     $   63,344
     Accounts Receivable                                  2,061,014      1,906,287
     Inventories (Note 5)                                 3,354,223      3,341,331
     Prepaid Expenses                                       222,606        272,652
                                                         ----------     ----------
TOTAL CURRENT ASSETS                                      5,783,835      5,583,614
EQUIPMENT AND IMPROVEMENTS (Note 6)                         664,619        670,708
GOODWILL (Note 7)                                           356,329        439,248
OTHER ASSETS                                                369,846        198,050
                                                         ----------     ----------
TOTAL ASSETS                                             $7,174,629     $6,891,620
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                 $  844,000     $  938,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                          131,250        132,691
     Trade Accounts Payable                               2,254,478      2,157,953
     Accrued Expenses                                       967,175        809,524
     Accrued Income Taxes                                     9,500          7,658
                                                         ----------     ----------
TOTAL CURRENT LIABILITIES                                 4,206,403      4,045,826

     Long-term Debt and Capital Lease Payable                 5,521         14,538
                                                         ----------     ----------
TOTAL LIABILITIES                                         4,211,924      4,060,364
                                                         ----------     ----------

CONTINGENCIES                                                     0              0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding             248            248
     Series A subordinated preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                            0              0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                       149,795        149,795
     Additional Paid-in Capital                           2,165,958      2,165,958
     Retained earnings                                      777,742        646,293
                                                         ----------     ----------

                                                          3,093,743      2,962,294
                                                         ----------     ----------

     Less treasury stock                                    131,038        131,038
                                                         ----------     ----------

TOTAL STOCKHOLDER'S EQUITY                                2,962,705      2,831,256
                                                         ----------     ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $7,174,629     $6,891,620
                                                         ==========     ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                  3 Months Ended                           9 Months Ended
                                           12/31/99            12/31/98             12/31/99             12/31/98
Revenues:
  Net Sales (Note 10)                   $  3,103,749         $  3,529,798         $  9,842,786         $ 10,181,666

Cost and Expenses:
  Cost of Goods Sold                       1,611,577            2,026,993            5,231,463            5,580,016
  Selling, General & Admin                 1,481,565            1,435,866            4,376,831            4,214,180
  Interest                                    26,396               58,945               85,035              164,689
                                        ------------         ------------         ------------         ------------

                                           3,119,538            3,521,804            9,693,329            9,958,885
                                        ------------         ------------         ------------         ------------

  Income/(Loss) before taxes                 (15,789)               7,994              149,457              222,781

Provision for Income Taxes
  Currently Payable (Note 8)                       0                3,104               18,008               32,000
                                        ------------         ------------         ------------         ------------

Net Income                                   (15,789)               4,890              131,449              190,781
                                        ------------         ------------         ------------         ------------

Preferred Dividend
Requirement (Note 9)                          68,994               68,994              206,982              206,982
                                        ------------         ------------         ------------         ------------

Loss Applicable to
Common Shares                                (84,783)             (64,104)             (75,533)             (16,201)
                                        ------------         ------------         ------------         ------------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                           1,104,940              902,766            1,104,940              823,485
                                        ------------         ------------         ------------         ------------

Basic and Diluted Loss Per Share        $      (0.08)        $      (0.07)        $      (0.07)        $      (0.02)
                                        ============         ============         ============         ============
  (Note 11)


                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                            12/31/99              12/31/98

Net Cash Provided by Operating Activities                 $   381,428           $ 1,732,627


Net Cash Provided (Used) by Investing Activities             (194,189)              (49,680)

Net Cash Provided (Used) by Financing Activities             (104,591)           (1,398,937)
                                                          -----------           -----------

Net Increase in Cash                                           82,648               284,010
Cash at Beginning of Period                                    63,344                12,885
                                                          -----------           -----------

Cash at End of Period                                     $   145,992           $   296,895
                                                          ===========           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the six month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the December 31, 1999 borrowing totaled $3,967,653. Unused available credit at December 31, 1999 was $364,866 after considering outstanding letters of credit totaling $53,093 and a 20% market risk reserve on forward currency contracts totaling $159,396.

Borrowings from this line bear interest at the Bank's Prime Rate. At December 31, 1999 the Prime Rate was 8.5%. The interest expense on short-term bank borrowings for the nine months ended December 31, 1999 and 1998 amounted to $55,135 and $114,590, respectively.

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

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8   INCOME TAXES, continued

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $1,036,000, which expire in 2000 ($50,000), 2001 ($14,000), 2002 ($461,000), and 2004 ($511,000), are
available as deductions from federal taxable income of future years.

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

NOTE 12   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid amounted to $55,548 in the nine months ended December 31, 1999, and $127,401 in the nine months ended December 31, 1998.

Income taxes paid amounted to $59,658 in the nine months ended December 31, 1999, and $49,261 in the nine months ended December 31, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                                     1999                   1998
                                     ----                   ----

Net Sales                            100.0%                100.0%
Cost of Sales                         53.1                  54.8
Gross Profit                          46.9                  45.2
Selling, General and
  Admin. Expenses                     44.5                  41.4
Income Before
  Interest & Taxes                     2.4                   3.8
Interest Expense                       0.9                   1.6
Income Before
  Income Taxes                         1.5                   2.2
Net Income                             1.3                   1.9

SALES

For the three month period ended December 31, 1999 compared to the comparable period ended December 31, 1998, sales decreased $426,049 or 12.2%. The decrease in sales is partially the result of a single large order attained during the prior period which was not expected to recur during the current fiscal period. For the nine month period ended December 31, 1999 compared to the comparable period in 1998, sales decreased $338,880 or 3.3%. Management believes the decrease in sales to be the result of diverting their attention to matters other than sales. Management intends to refocus its efforts in the fourth quarter to improve sales performance.

COST OF SALES

Cost of sales as a percentage of sales for the nine month period ended December 31, 1999 and 1998 decreased 1.7%. Changing product mix would account for the variation in margin reflected.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Despite a decrease in sales, the Company continued on its current marketing and operations plan. Selling, General and Administrative expenses for the nine month period ended December 31, 1999 have increased $162,651 or 3.9% from the nine month period ended December 31, 1998. The Company has made a commitment to increased marketing and advertising effort, which resulted in increased advertising and personnel costs. In addition, the Company has made a significant profit sharing commitment, thus increasing employee benefits expense. Also, the Company has incurred significant costs associated with going private and the necessary SEC filings that are required. With the exception of the SEC-related costs, management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs decreased $79,654 or 48.4% for the nine month period ended December 31, 1999 compared to the nine month period ended December 31, 1998 due to a reduction in the outstanding line of credit and term debt funded by operations and increases in trade accounts payable. In addition, the Company has experienced a 1.5% interest rate reduction as the result of the new loan and security agreement that it entered into in December, 1998.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its operations by cash provided by operating activities. During the nine month period ended December 31, 1999, net income and non-cash expenses were the primary drivers behind cash provided by operations. Increases in accounts payable were offset by a net increase in prepaid and accrued expenses. Additionally, increases in accounts receivable and inventory reduced cash available by approximately $165,000.

In the comparative nine month period a significant decline in accounts receivable ($312,000) and a significant increase in accounts payable ($1,120,000) combined with the net income of $266,000 and non cash expenses to produce an operating cash flow of $1,732,000.

Cash on hand, expected future cash flow from operations and amounts available under the current bank facility are considered to be sufficient to meet the company's liquidity needs in the foreseeable future.

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity known as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought but the aggregate amount is not considered material. Defendants in both cases have filed counter claims and the litigation is ongoing. In September, the scope of the lawsuit against Wilson was substantially reduced. The company and Counsel believe that they will prevail on all remaining issues. Due to the failure of the parties to arrive at a settlement, the trial has been scheduled for March 20, 2000.

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

February 22, 2000