Form 10KSB40
period 2000-03-31
SKLAR CORP
filed 2000-07-14
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

                           Commission File No. 1-6107

                                SKLAR CORPORATION
           (Name of Small Business Issuer as specified in its charter)



      Pennsylvania                                   44-0625447
-------------------------------           -------------------------------
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

     Yes  X     No
        -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Issuer's   revenues   for  the  fiscal  year  ended  March  31,  2000  were
$12,835,411.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of the filing. There have been no reported trades within the last twelve months on which to base a determination of market value. The Company filed a Transaction Statement on Schedule 13E-3 and a related Proxy Statement under Regulation 14(a) in connection with a proposed going private transaction and related one for 50,000 reverse split of the Company's Common Stock. If approved, the price to be paid for fractional shares in the transaction is $.46 per share. Based on such price per share, the aggregate market value of common stock held by non-affiliates was $232,272.

     As of June 1, 2000 there were 1,104,940 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1.  Business.................................................................  4
2.  Properties............................................................... 14
3.  Legal Proceedings........................................................ 14
4.  Submission of Matters to a Vote of
    Security Holders......................................................... 15

                                     PART II

5.  Market for the Registrant's Common
    Equity and Related Stockholder
    Matters.................................................................. 16
6.  Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations............................................................ 17
7.  Financial Statements..................................................... 20
8.  Changes in and Disagreements with
    Accountants on Accounting and Financial
    Disclosure............................................................... 20

                                    PART III

9.  Directors and Executive Officers
    of the Registrant........................................................ 20
10. Executive Compensation................................................... 22
11. Security Ownership of Certain Beneficial
    Owners and Management.................................................... 23
12. Certain Relationships and Related
    Transactions............................................................. 25
13. Exhibits and Reports on Form 8-K......................................... 27
    Signatures............................................................... 28

PART I

Item 1.   Business

General

     The Company imports and distributes high quality medical and surgical instruments, including dental and veterinary instruments in the United States.

Recent Developments

     The Company has filed a Transaction Statement on Schedule 13E-3 and a related Proxy Statement under Regulation 14(a) in connection with a proposed going private transaction and related one for 50,000 reverse stock split of the Company's Common Stock, which would result in the reduction of the number of shares of Common Stock issued and outstanding from 1,104,940 shares to 12 shares and a cash payment of $.46 per share, in lieu of the issuance of any transactional shares of common stock following the reverse split. After the reverse stock split, the Company will be able to cease being a reporting company under the Exchange Act, and the Company would no longer file annual and quarterly reports, proxy statements, and other documents with the SEC.

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

Organization

     The Misdom-Frank Corporation ("MFI") was incorporated in 1938 in the State of Delaware to import and distribute high quality German surgical instruments in the United States. The product line was subsequently broadened to include dental and veterinary instruments. In 1983 MFI merged with Medco Jewelry Corporation and the name of the Company was changed to Medco Group Incorporated ("Medco"). In 1984 the jewelry operation was closed. In 1985 Medco purchased substantially all of the assets (other than real estate) and certain liabilities of the J. Sklar Manufacturing Co., Inc. , a well-respected manufacturer and distributor of surgical instruments that had been in continuous operation since 1892. In 1986 the entire operation was moved to West Chester, Pennsylvania. Medco became a Pennsylvania Corporation in 1990 and in 1993 changed its name to Sklar Corporation.

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

     6. Critical Specialties in 1999. The purchase was an asset purchase of certain inventory, customer lists, and right. This purchase is synergistic with the Company's low priced instrument and disposable lines.

     The Company currently markets products through two divisions. The surgical instrument division is made up of lines that are primarily hand held surgical instruments, products that are complementary such as the instrument care and cleaning line, line extensions such as sterile procedure kits, and new low cost/low margin disposables such as scalpels and blades. The surgical instrument division accounts for 94.3% of the Company's revenue. The orthodontics division accounts for 5.7% of the Company's revenue as a "catalog seller" to a niche market of orthodontists.

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

     Surgical instruments stocked by the Company are primarily manufactured or finished in Germany and Pakistan. Instruments imported from Germany are typically considered by consumers to be of a higher quality and are primarily used in operating rooms. Pakistani products are lower priced and used in those areas of the hospital where disappearance rates are high and the requirement for precision is lower; and in sterile procedure kits. Both products are used in the physician marketplace.

     During the last year the Company focused on strengthening its relationships with key accounts and the addition of new product groups to its product line. These products include specialty medical sponges, sterile processing products, disposable gynecological instruments, instrument trays, containers and related medical accessories. As with the new product groups introduced the preceding last year, these new items were chosen to take advantage of, (i) the consolidating medical supply environment, (ii) the shifting age demographics of the general population and, (iii) the desirability of disposable products that are safer for the healthcare worker, and save labor and energy for the end user. The new items added to the line in the past two years form a cohesive category that the Company has integrated into its new "Disposable and Central Supply Catalog". This catalog, printed in June 1999, was introduced to customers during the fiscal year ended March 31, 2000. The Company believes these new products, if they gain market acceptance, will increase the Company's net sales. Although the sales from these products last year were not sufficient to affect gross margin, as the sales from these new products increase, the Company expects a decline in gross margin since disposable products generally carry a lower percentage profit than non-disposable instruments. While the Company has successfully test marketed several new disposable products, there are no assurances that all of these new products will find customer acceptance due to potential conflicts with existing distributor product lines and existing group purchasing organization ("GPO") vendor contracts.

     In March 1999, the Company purchased inventory and selected assets of the Dittmar Instrument Company. While the incremental sales from Dittmar, do not materially affect Sklar, the Company did acquire a new I.V. product line, which is incorporated in its new catalog.

     In July 1999, the Company purchased inventory and selected assets of Critical Specialties. The purchase is synergistic with the Company's low priced instrument and disposable lines.

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

Markets

     The continuing trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization and has caused the consolidation of distributors, GPO's, hospitals and other end users. Healthcare is more often being provided in a variety of alternative care centers ranging from sub-acute care to freestanding surgery centers to doctors' offices. Management believes the Company is positioned to reach all of these markets. The Company either has or is pursuing contracts and/or agreements with the major, full line, distributors to these markets. Although the contracts and agreements do not guarantee exclusivity, it has been the Company's experience that once its products are accepted by the distributor, the products are sold ahead of the competition. The Company's strategy is to leverage this effort through its own inside and outside sales force that markets directly to the end user to cause pull through demand. The Company is pursuing GPO contracts and during the past year signed several local, regional and secondary national contracts. To date, the Company has just begun developing these contractual relationships and they are currently not producing significant sales growth. It is the Company's intention to continue to pursue GPO contracts, however the Company's late entry to this market may place it at a disadvantage when competing against instrument companies with existing contracts. Although the Company has signed local contracts, it has not signed a national primary GPO contract. Generally hospitals belong to local, regional and national buying groups. Sklar's risk is that although it has local contracts, the regional and national purchasing contracts often override these local agreements.

     The market for the Company's products is also affected by the aging population. The increasing average age of the population increases the use of cardiology, orthopedic, laparoscopic and neurology products. The Company is attempting to strengthen these product lines by the addition of new items while maintaining a strong presence in areas such as obstetrics and gynecology, as well as the introduction of disposable products. The Company maintains and will expand its products utilized in minimally invasive surgery which have become commodity products due to the universal acceptance of these types of procedures as standard, which reduces patient costs by reducing hospital length of stay.

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

Sources of Supply

     Instruments

     Instruments are purchased from approximately 15 primary suppliers in Germany and Pakistan. Purchases from these vendors are paid for in Deutsche Marks and U.S. dollars respectively. These instruments are produced to the Company's exacting specifications. Although the Company and its competitors primarily sell instruments utilizing standard patterns, the Sklar product lines include over 2000 items of unique design, pattern, or packaging utilizing the Sklar Brand name.

     Disposable and Other Products

     Disposable products are purchased from approximately 40 vendors in the United States and the world. Payment for these items is made in U.S. dollars. These products are not sourced from the traditional instrument vendors. The disposable products carry the Sklar brand name and packaging with an ordering lead-time of up to six months.

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

     Broad Product Offering

     The Company offers a broad range of products consisting of over 13,000 unique items (SKU's) for use in a wide range of procedures. Within the broad range of products are distinct "grades" of products. The Company's customers may purchase the same device in a low cost disposable version, OR grade, or four grades and prices in between, depending upon the application and the customer's budgetary requirements.

     Established Relationships With Distributors

     The Company either has contracts or agreements with the major industry distributors or is pursuing them. These agreements provide for "preferred status" or some form of "partnering" agreement, giving the Company access to the distributors supply chain. Not only is this important in view of the pressure in the healthcare industry to consolidate suppliers, it is the method by which the Company will distribute its new products to the market. The large distributors have extensive sales forces allowing the Company to have access to a significantly larger number of end users than would be possible through its own sales organization.

     Leveraged Sales Organization

     The Company employs more than thirty-five sales and marketing personnel. It develops specialty catalogs, extensive promotions and sample programs in-house. Active coordination of these programs through the distributor sales organization to the end user, leverages Sklar's sales effort into a much larger presence in the market.

     Customer Service Focus

     The Company's sales and service operation provides customers with fast, knowledgeable responses to their inquiries, fast and accurate order turnaround, and is Electronic Data Interchange ("EDI") capable. Additionally, Sklar utilizes the Internet to provide over 700 informational pages to the healthcare market.

     Sklar Brand Name

     The Company believes its Sklar brand name is well recognized and has been highly respected for over 108 years. Although the Company maintained the lines it acquired through acquisitions for many years such as Herwig and Germain Prime, it is currently reducing the number of SKU's in those lines to only the products with the highest demand with the plan of eventually phasing the lines out entirely. Additional lines that are completely different from the Sklar line of hand-held surgical instruments, such as disposables, sterile kits, and syringes, are being brought under the Sklar brand. The Company believes this process to be effective in the marketplace and will streamline and lower the costs of internal operations.

     The Leverage of the Sklar Brand Name and The Sales Organization through New Products and Supply Chain Management.

     The Company believes its highly visible and well-respected Sklar name will enable it to continue to create successful partnering agreements with major distributors further enhancing its sales organization. To take full advantage of the supply chain it has created, the Company plans to continuously develop or acquire new products that are branded Sklar and managed through the supply chain to the end user.

     Patents and Trademarks

     The Company has no material patents. The Company has registered the following trademarks: "Misdom-Frank", "Merit", "MIFCO", "Ralks", "Sklar", "SklarCut", "SklarHone", "SklarKleen", "Sklar Polish", "SklarLite", "Sklar Lube", "Sklar Soak", "Sklar Disinfectant", "Sklarlite", "SklarGrip", "SklarEdge", "SklarFresh", "Sklar InstruGuard", "SurgiOR", "Econo", "SMS", "Dittmar", "Herwig", "DCA", "TraGinAte", "KnoKurl", "Sklar Tru-Punch", "SklarZyme", "SklarTite", "SklarSpec", and "Sklar Sterile". The recognition of these trademarks is considered to have significant commercial value. Revenue (not including standard instruments) from Sklar branded products is expected to exceed 25% of the Company's sales in 2001.

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

     The FDCA provides that, unless exempted by regulation, medical devices may not be distributed in the U.S. unless they have been approved or cleared for marketing by the FDA. The vast majority of the Company's products are Class I devices that have been exempted by regulation and do not require approval. A very few products have been qualified for clearance to be marketed under section 510 (k). Under this section, the Company requires the manufacturer to provide a pre-market notification that it intends to begin marketing the product.

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

Research and Development

     Generally the Company is a distribution company and does not perform research and development of new products. The company expends significant time and effort in determining new product lines which will be compatible with Sklar's core business and in determining which manufacturers can provide the quality and service necessary to become a Sklar Brand new product.

Costs of Compliance to Environmental Regulations

     The Company incurs minimal costs associated with environmental laws and regulations.

Employees

     The Company currently has approximately seventy-five employees including its principal executive officers. None of its employees are covered by collective bargaining agreements. The

Company believes its employee relations are satisfactory. The Company provides a 401(k) savings plan with matching contribution and profit savings features.

Item 2.   Properties

     The Company's executive offices, warehouse, and operations are presently located at 889 South Matlack Street, West Chester, Pennsylvania, 19382. The building consists of approximately 10,000 square feet of office space and 12,500 square feet of warehouse space and is leased at an annual rental of $232,800. The current lease expires December 11, 2008. In November of 1999, Sklar leased an additional 16,000 square feet of space to be used for warehousing disposables and assembly of Sklar Sterile Products. The company leased the space for five years at the extremely favorable rate of $65,000 per year under a triple net lease. The below market favorable terms were granted to Sklar because the owner of the building has the right to terminate the lease with ninety days notice if their space requirements exceed their current usage. The Company believes its current space sufficient, but if the ninety-day option were to be exercised, the Company would have to replace the 16,000 square feet.

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

     The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The court case has begun with the final trial date in August of 2000. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendants in both cases have filed counter claims and the litigation is ongoing. Trial date for this action is anticipated to be the fall of the year 2000.

Item 4.   Submissions of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended March 31, 2000.

     The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purpose of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12. See Item 1. Recent Developments. A special meeting of shareholders will be held for the purpose of voting on the reverse split proposal. No date has yet been set, although the Company anticipates that the meeting will be held in August 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Except for limited or sporadic transactions, there is no established public trading market for the Common Stock of the Company.

     As of June 1, 2000 the Company had 766 holders of record of its Common Stock. The Company believes there are approximately 1000 beneficial owners of the Company's Common Stock.

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

     Under the terms of the Preferred Stock, if there exists cumulative unpaid preferred dividends, the holders of the Series A Preferred Stock, voting separately as a class, are entitled to elect a number of additional directors to the Board of Directors of the Company sufficient to cause such directors to be a majority of the Board. Currently of the five Board members four are holders of Preferred Stock. These Board members and Preferred Stockholders own or control approximately 76.3% of the outstanding preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

                               Income and Expense Items as a Percentage of Net Sales

                                              Years Ended March 31

                                                2000        1999
                                               ------      ------
     Net Sales                                 100.0%      100.0%
     Cost of Sales                              49.6        52.9
     Gross Profit                               50.4        47.1
     Selling, General & Admin. Expenses         46.5        43.4
     Other Expense                               0.3         0.0
     Income Before Interest & Taxes              3.6         3.7
     Interest Expense                            0.9         1.2
     Income Before Income Taxes                  2.7         2.5
     Net Income                                  2.4         2.1


Results of Operations

2000 Compared to 1999:

     Net sales for 2000 decreased 2.9% from 1999. Competitive pressures contributed greatly to this fact. Management believes the effect of these events will be overcome by the continued introduction of new disposable and sterile instrument product lines and there will be no long-term effect on future sales growth.

     Cost of sales, as a percent of sales decreased from 52.9% in 1999 to 49.6% in 2000. The exchange rate effect on purchases of German products continued in a favorable direction. The Deutsche Mark dropped approximately 12.9% during this period. This currency drop provided $112,247 of the company's earnings of $308,152 versus 1999's $135,919 of $283,424 respectively. Management believes that the decrease in the cost of sales is a short-term aberration. GPO contract pricing, key account agreements, and the increasing influence of new disposable products are still expected to reduce gross margin over the next few years.

     Subsequent to March 31, 2000 year-end, a customer representing 13.3% of Sklar's business announced that it was under contract to be purchased by a company that owns an instrument company. Management believes that it is in risk of losing the entirety of that business. If such a loss occurs, a major negative effect on Sklar's earnings would likely result.

     Selling, general and administrative expenses for fiscal 2000 increased $235,939 or 4.1% over fiscal 1999. Payroll expense was a contributing factor with a 9.1% increase over the previous year. Professional fees dropped by 31% as the fees in on-going litigation for the proposed going-private transaction has become a more controlled expense.

Effects of Dollar Strength

     In 2000 and 1999 the Company purchased 52.0% and 51.4%, respectively, of its medical instrument products in Deutsche Marks. Orders are placed in Deutsche Marks and payment is made within three to six months after the order is placed. The Company engages in forward purchases of foreign currency to hedge approximately 50% of its foreign currency exposure. During the year ended March 31, 2000, the Company's involvement in this activity, which generally equates to two to three months of anticipated purchase payment, has historically provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect of forward contracts on earnings during the year was immaterial.

     During 2000 the Deutsche Mark continued to weaken against the dollar resulting in a $112,247 benefit to the Company due to settlement gains. A similar effect of the dollar strengthening in fiscal 1999 resulted in a gain for the year of $135,919. Should the Deutsche Mark increase in cost relative to the dollar the Company would expect a significant decrease in earnings and a higher cost of goods until the effect could, if possible, be passed on to the customer as a price increase. In today's highly competitive medical industry, there is no guarantee that the Company would be able to pass on a price increase; therefore, the Company's annual earnings can be affected by the volatility in the value of the dollar to the Deutsche mark.

Liquidity and Capital Resources

     The Company primarily funds its operations by cash provided by operating activities. The 2000 income level and recurring non-cash expense contributed $588,000 to working capital, which amounted to $1,940,650 at March 31, 2000. Increases in inventory quantities and prepaid expenses from 1999, aggregating $247,000, were not completely offset by reductions in accounts receivable and net increases in current liabilities

     The Company's peak short-term borrowing during 2000 existed at the beginning of the year and generally decreased throughout the year with a spike in borrowing in February. Available borrowing under the line of credit facility amounted to $372,000 at March 31, 2000.

     Capital additions during fiscal 2000 were funded exclusively from operations. It is felt that normal future capital additions can be funded from operations. The remaining balance of the SBA loan, in the amount of $160,000, was paid off during 1999.

     In December 1998, the Company secured a new credit facility from a bank, which included a $2,000,000 line of credit, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of eligible inventories. The inventory component cannot exceed 50% of the borrowing base. Qualifying accounts receivable and inventories used as a basis for the March 31, 2000 borrowing totaled $4,261,028. Management believes that cash flows from operations, combined with amounts available under the current bank facility, will be sufficient to meet the Company's liquidity needs in the foreseeable future.

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

     Don Taylor. Mr. Taylor, age 54, was appointed to the Board in November 1988 and was elected President of the Company in January 1989. From 1986 to 1989 he was retained as a "turnaround" consultant to the Company. From 1969 to 1982 he owned and operated a chain of drug stores. Additionally, from 1981 until 1986 he owned a consulting firm specializing in the turnaround of financially troubled companies. His experience includes operations, sales and marketing.

     Michael Malinowski. Mr. Malinowski, age 46 was appointed to the Board in April 1991, and has served as Executive Vice President since 1994 and Chief Financial Officer since 1998. He has been employed by the Company since 1986 in the positions of General Manager and Vice President of Operations. Mr. Malinowski has a background in computer systems management and operations. His responsibilities as Chief Financial Officer include the oversight of the financial department and Information Systems.

     Michael Viner. Michael Viner, age 52, has been Vice President of Operations since January 1999. Prior to joining the company and for the past four years, Mr. Viner was engaged by the company as a consultant to advise the company on various operations matters, including warehouse and regulatory systems. Mr. Viner's background includes 30 years with consulting firms specializing in productivity improvement and cost reduction for Fortune 500 companies.

     George Kellam. Mr. Kellam, age 60, was appointed to the Board in 1993. Mr. Kellam has been the owner and President of G&M. Enterprises, Inc, a company which specializes in the advertising and promotional business, for twenty years.

     William R. Knepshield. Mr. Knepshield, age 65, was appointed to the Board in 1991. Mr. Knepshield has twenty-one years experience as the Chief Executive of several publicly held companies involved with the medical technology field and the inventions of innovative medical devices. From 1989 to 1993 Mr. Knepshield was president and Chief Executive Officer of KME, Inc. a company involved in the development and sale of sophisticated microsurgical instruments for opthalmology. Currently Mr. Knepshield is president and Chief Executive Officer of WBSK, Inc. which has developed and owns numerous patents pertaining to needles and the protection of healthcare workers.

     Albert Wicks. Mr. Wicks, age 51, was appointed to the Board in 1990. Mr. Wicks has been the owner, President and Chairman of C&S Medical Supply, a company specializing in the distribution of medical supplies to the physician market, for fourteen years. Prior to founding C&S Medical Supply, he spent thirteen years in sales and management of Foster Medical, a company that specializes in sales of supplies to physicians. -

     Directors are elected at each Annual Meeting of Shareholders and serve for a term of two years. Officers serve at the pleasure of the Board of Directors.

Item 10.  Executive and Director Compensation

Summary Compensation Table

     The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended March 31, 2000 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.


                                                                                               Long-Term Awards
                                        Annual Compensation                                      Compensation
                             ------------------------------------------------    -------------------------------------------
Name and
Principal                                                        Other Annual     Restricted     Securities
Position                                                         Compensation       Stock        Underlying       All Other
                             Year      Salary        Bonus           (1)           Award(s)       Options       Compensation

Don Taylor                   2000     $197,770      $20,000        $33,929             0              0               0
President                    1999     $163,096      $26,463        $20,090             0              0               0
                             1998     $163,765      $40,000        $12,540             0              0               0



Michael Malinowski           2000     $105,573      $72,848        $27,481             0              0               0
Vice Pres., Chief            1999     $100,993      $86,758        $65,706             0              0               0
Financial Officer            1998     $103,931      $34,500        $10,281

(1) For 2000, Mr. Taylor's Other Annual Compensation includes $ 12,943 automobile allowance and $20,986 matching 401(k) contributions and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401(k) Plan.

     For 2000, Mr. Malinowski's Other Annual Compensation includes $6,495 automobile allowance and $20,986 matching 401(k) contributions and the Company's profit sharing contribution.

Stock Option Grants

      The Company granted no stock options or stock appreciation rights in the last fiscal year.

                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

                                                                                                                     Value of
                                                                         # of Securities                             unexercised
                                                                         Underlying           Value of               in-the-money
                Shares          Value       # of Securities Underlying   Unexercised          unexercised in-        option at
                acquired on     Realized    Unexercised Options at       Options at FY-End    the-money option at    FY-End
Name            exercise(#)     ($)         FY-End Exercisable           Unexercisable        FY-End Exercisable     Unexercisable
----            -----------     ---         ------------------           -------------        ------------------     -------------
Don Taylor           0           0          4,000 Preferred Shares            0                     *1                     0


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



Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 1, 2000 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of (i) each

____________
1 Represents options to purchase shares of Series A subordinate preferred stock at $10.00 per share granted in 1988. These options expire December 31, 2002. The Company is unable to determine the value of these options at FY-end.

person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On June 1, 2000, there were 1,104,940 shares of the Company's Common Stock, 22,078 Shares of Series A Preferred Stock and 0 (zero) shares of Series B subordinated Preferred Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of                                                  Amount and Nature
Beneficial Owner                             Title of Class          of Beneficial Owner            Percentage of Class
----------------                             --------------          -------------------            -------------------
Don Taylor                                 Preferred                        10,575 (1)                    40.6
241Clonmell-Upland Rd.                     Common                          303,715                        27.5
West Grove, PA  19390

Michael Malinowski                         Preferred                         6,199                        28.1
613 Aberdeen Drive                         Common                          258,000                        23.3
Kennett Square, PA  19348

George Kellam                              Preferred                            20                        (Less than 1%)
1060 North State St.                       Common                                0
Dover, DE  19901

William R. Knepshield                      Preferred                            50                        (Less than 1%)
11 Roselawn Lane                           Common                                0
Malvern, PA  19355

Albert Wicks                               Preferred                             0                        (Less than 1%)
1604 Dogwood Drive                         Common                                0
West Lawn, PA  19607

Michael A. Viner                           Preferred                             0
425 Homestead Road                         Common                           50,000                         4.5
Wilmington, DE  19805

All directors and officers as a group      Preferred Common                 16,844 (1)                    76.3
                                                                           611,715                        55.4

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

Legal

     The Company obtained legal services from an individual who is the spouse of the Company's President. Fees paid during the fiscal year ended March 31, 2000 amount to $10,827.

J.B. Associates

     The Company leases the space in which its executive office and warehouse is located from J.B. Associates. J.B. Associates is owned by Don Taylor. Mr. Taylor is President and director of the Company. Rent expense for this building was $232,800 in both 2000 and 1999. Two months rent are prepaid in the amount of $38,800 at March 31, 2000.

Officer Advances

     The Company has advanced funds from time to time to certain of its officers and directors. As of March 31, 2000 the total amount due to the Company from Don Taylor, Michael Malinowski, and Michael Viner for funds advances was $334,559, $25,326, and $48,000 respectively. The funds were advanced to Mr. Taylor and Mr. Malinowski on a short-term basis and are non-interest bearing. The funds advance to Mr. Viner bear a 10% interest rate with interest payments only through September, 2000, followed by monthly installments through September, 2003. Mr. Viner has outstanding interest due of $1,515 and an employee advance of $3,535. As of March 31, 1999, the amounts due the Company from Mr. Taylor, Mr. Malinowski and Mr. Viner were $323,096, $25,326 and $0 respectively.

T/S Instrument Co.

     The Company purchases medical instruments and repair services from a company in which Don Taylor, the Company's President, was a minority shareholder. Mr. Taylor receives payments on a note and a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. The Company's purchases from T/S Instrument amounted to $1,020,036 and $780,882 for 2000 and 1999, respectively, and Mr. Taylor received for the same years from T/S Instrument, $293,500 and $344,799.

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

                                              Sklar Corporation, Inc.

                                              By: /s/ Michael Malinowski
                                                      Michael Malinowski, C.F.O.

                                              Date:  July 14, 2000

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor                   President and Director           July 14, 2000
    Don Taylor

/s/ Michael Malinowski           Executive Vice President,        July 14, 2000
    Michael Malinowski           Chief Financial
                                 Officer and Director


/s/ George Kellam                Director                         July 14, 2000
    George Kellam

/s/ William R. Knepshield        Director                         July 14, 2000
    William R. Knepshield

/s/ Albert Wicks                 Director                         July 14, 2000
    Albert Wicks

                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                                                Percentage
Status               Company Name & Address                     of Ownership
------               ----------------------                     ------------

INACTIVE             Sklar Purchasing Corporation                    100%
                     889 S. Matlack Street
                     West Chester, PA   19382

INACTIVE             Sklar Surgical Instrument Corporation           100%
                     889 S. Matlack Street
                     West Chester, PA   19382

INACTIVE             Ralks Ltd.                                      100%
                     889 S. Matlack Street
                     West Chester, PA   19382

INACTIVE             Sales and Marketing Specialists, Inc.           100%
                     889 S. Matlack Street
                     West Chester, PA   19382

INACTIVE             Sklar Sterile                                   100%
                     889 S. Matlack Street
                     West Chester, PA   19382

                                SKLAR CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                SKLAR CORPORATION
                                 MARCH 31, 2000



                                    CONTENTS
                                                                          Page


Independent Auditors' Report                                                 F-3


FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of March 31, 2000                     F-5 - F-6

   Consolidated Statement of Income for the Years
       Years Ended March 31, 2000 and 1999                                   F-7

   Consolidated Statement of Stockholders' Equity for
      the Years Ended March 31, 2000 and 1999                         F-9 - F-10

   Consolidated Statement of Cash Flows for the
      Years Ended March 31, 2000 and 1999                                   F-11

   Notes to Consolidated Financial Statements                        F-12 - F-27

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Sklar Corporation
West Chester, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Sklar Corporation as of March 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sklar Corporation as of March 31, 2000, and the consolidated results of its operations and its cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.




                                                STOCKTON BATES, LLP



Lancaster, Pennsylvania
June 29, 2000

                                SKLAR CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS


CURRENT ASSETS:
   Cash                                                               $  203,707
   Accounts receivable                                                 1,902,002
   Inventories                                                         3,534,506
   Prepaid expense                                                       246,361
                                                                      ----------

         Total current assets                                          5,886,576





FIXED ASSETS                                                             656,690





GOODWILL                                                                 309,763





OTHER ASSETS                                                             232,304
                                                                      ----------


TOTAL ASSETS                                                          $7,085,333
                                                                      ==========

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Short-term borrowings                                              $  790,000
   Current portion of long-term debt                                     117,130
   Current portion of capital lease obligation                            15,978
   Accounts payable                                                    1,869,951
   Accrued expenses, taxes and other liabilities                       1,152,866
                                                                      ----------

         Total current liabilities                                     3,945,926


LONG-TERM PORTION OF CAPITAL
   LEASE PAYABLE                                                               0
                                                                      ----------

         Total liabilities                                             3,945,926
                                                                      ----------

CONTINGENT LIABILITIES                                                        --



STOCKHOLDERS' EQUITY:
   Series A preferred stock, par value $.01 share, authorized
      35,000 shares, 24,825 issued and 22,078 outstanding                    248
   Series A subordinate preferred stock, no par value,
      authorized 4,000 shares, issued and outstanding 0                       --
   Common stock, par value $.10 share, authorized 1,500,000
      shares, 1,497,952 issued and 1,104,940 outstanding at March
      31, 2000                                                           149,795
   Additional paid-in capital                                          2,165,958
   Retained earnings                                                     954,445
                                                                      ----------
                                                                       3,270,446
         Less treasury stock                                             131,038
                                                                      ----------

         Total stockholders' equity                                    3,139,408
                                                                      ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $7,085,333
                                                                      ==========

                                SKLAR CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME


                                                           For the Years Ended
                                                               March 31,
                                                    ------------------------------
                                                        2000              1999
                                                    ------------      ------------
NET SALES                                           $ 12,835,411      $ 13,206,557

   Cost of goods sold                                  6,365,535         6,982,450
                                                    ------------      ------------

GROSS PROFIT                                           6,469,876         6,224,107

   Selling, general and administrative expenses        5,967,752         5,731,813
                                                    ------------      ------------


INCOME FROM OPERATIONS                                   502,124           492,294


OTHER INCOME (EXPENSE):
   Other                                                 (35,096)          (32,213)
   Interest expense                                     (115,713)         (163,643)
   Settlement gain ( See Note B )                             --            28,786
                                                    ------------      ------------

         Other expense - net                            (150,809)         (167,070)
                                                    ------------      ------------


INCOME BEFORE TAXES                                      351,315           325,224

   Provision for income taxes                             43,163            41,800
                                                    ------------      ------------


NET INCOME                                               308,152           283,424

   Preferred dividend requirement                        275,975           275,975
                                                    ------------      ------------


INCOME APPLICABLE TO COMMON SHARES                  $     32,177      $      7,449
                                                    ============      ============


PER SHARE DATA:
   Weighted average common shares outstanding          1,104,940           892,885
                                                    ------------      ------------

   Basic and diluted income per share               $        .03      $        .01
                                                    ============      ============

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2000



                                                          Series A                               Additional
                                    Series A           Subordinated            Common             Paid-In
                                    Preferred               Pfd.               Stock              Capital
                                    ----------          ----------          ----------          ----------

Balance, March 31, 1998                    248                   0             124,795           2,105,458

   Stock grants                                                                  5,000              35,500
   Stock options exercised                                                      20,000              25,000



   Net income for the year
      ended March 31, 1999
                                    ----------          ----------          ----------          ----------

BALANCES, March 31, 1999                   248                   0             149,795           2,165,958

   Net income for the year
      ended March 31, 2000
                                    ----------          ----------          ----------          ----------



BALANCES, March 31, 2000            $      248          $        0          $  149,795          $2,165,958
                                    ==========          ==========          ==========          ==========


                     The accompanying notes are an integral
                   of the consolidated financial statements.

                                SKLAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2000




                                                                Total
 Retained                                 Treasury           Stockholders'
 Earnings              Total                Stock              Equity
----------           ---------           ----------          ----------


   362,869           2,593,370            (151,038)           2,442,332

                        40,500              20,000              60,500
                        45,000                                  45,000




   283,424             283,424                                  283,424
----------          ----------          ----------           ----------

   646,293           2,962,294            (131,038)           2,831,256


   308,152             308,152                                  308,152
----------          ----------          ----------           ----------



$  954,445          $3,270,446          $ (131,038)          $3,139,408
==========          ==========          ==========           ==========

                                SKLAR CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            For the Years Ended
                                                                                  March 31,
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      2000             1999
                                                                       -----------      -----------
   Net income                                                          $   308,152      $   283,424
                                                                       -----------      -----------
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
           Depreciation and amortization                                   364,607          296,756
           Provision for losses and returns on accounts receivable         (46,831)         (13,000)
           Stock grants                                                         --           60,500
           Gross settlement gain                                                --          (28,786)
           Obsolescence reserve                                                 --           50,000
           Write down of goodwill                                           50,000           50,000
           Change in operating assets and liabilities:
              Accounts receivable                                          110,578          738,459
              Inventory                                                   (167,801)        (249,288)
              Prepaid expenses                                             (78,778)         (91,029)
              Accounts payable                                              60,174          407,529
              Accrued expenses and taxes                                   (12,491)         543,879
                                                                       -----------      -----------

           Total adjustments                                               279,458        1,765,020
                                                                       -----------      -----------

           Net cash provided by operating activities                       587,610        2,048,444
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (224,253)        (220,395)
   Acquisition costs                                                        (1,410)        (121,212)
                                                                       -----------      -----------

           Net cash used in investing activities                          (225,663)        (341,607)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                               --         (294,816)
   Net payment on line of credit                                          (148,000)      (1,147,000)
   Principal payments of long-term debt and capital lease                  (14,121)        (175,322)
   Stock options exercised                                                      --           45,000
   Advances to related parties                                            (143,380)        (174,799)
   Repayment from related parties                                           83,917           90,559
                                                                       -----------      -----------

           Net cash used in financing activities                          (221,584)      (1,656,378)
                                                                       -----------      -----------

NET INCREASE IN CASH                                                       140,363           50,459

CASH, BEGINNING OF YEAR                                                     63,344           12,885
                                                                       -----------      -----------

CASH, END OF YEAR                                                      $   203,707      $    63,344
                                                                       ===========      ===========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Sklar Corporation is a distributor and contract manufacturer of hand-held surgical instruments, chemicals for the care and cleaning of surgical instruments, and other items for surgical, dental and veterinary use. The Company's primary market is for hand-held, non-electronic instruments utilized in the surgical, dental, orthodontic and veterinary fields. A large portion of the instruments is imported from German sources and some from Pakistani sources. Other items are purchased mostly from domestic sources. Customers are primarily hospital supply distributors, but the Company also targets end-users for its orthodontic products.


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

Financial Statements:

     The financial statements include those of Sklar Corporation and Sales and Marketing Specialists, Inc., a wholly owned subsidiary which served as a service company housing the Company's outside sales force through December 1998.

Inventories:

     Inventories are stated at the lower of cost or market. Costs are computed based upon weighted average purchase prices, and are used as the basis for charging cost of goods sold for the items sold from inventory. Work-in-process inventory, representing raw forgings to be manufactured into finished surgical instruments, is stated at purchase plus related shipping costs to the manufacturer. The company continually monitors inventory by product group and on-hand quantities to anticipated sales level to determine inventory impairment. Allowance for estimated impairment and/or specific write-off is recorded when management determines it to be appropriate.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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


Advertising Costs:

     The Company policy is to expense advertising costs as incurred except that on-hand quantities of printed catalogs are recorded as other assets until they are no longer current or expected to be used.


Income Per Share:

     Income per share is computed by dividing net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding.


Revenue Recognition:

     Revenue, net of an allowance for estimated returns, is recognized upon the shipment of goods to customers.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

     Prior to April 1, 1999, the company recorded as additional revenue credits which could not be applied to customers. Beginning April 1, 1999, the Company records credits which could not be applied to customers as other liabilities. The financial statement effect of this change in accounting was $51,000 for the year ended March 31, 2000.

Foreign Currency Translation Gains and Losses:

     The Company recognizes transaction gains and losses at the time of settlement of the foreign currency transaction. The Company records translation adjustments of the expected foreign currency cash flows based upon the respective period end exchange rate. Gains and losses on settlement activity and the translation adjustment for expected cash flows are reported as components of cost of goods sold.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


B.   ACQUISITION AND SETTLEMENT: (Continued)

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

At March 31, 2000, the Company had the following concentrations of cash subject to credit risk:

          Germany                                 $ 32,307
          United States                           $169,675

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



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

During the years ended March 31, 2000 and 1999, the Company's involvement in this activity, which generally equates to one to two months of anticipated purchase payment provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings was immaterial.

At March 31, 2000, the Company had contracts maturing in April through July of 2000 to purchase 1,415,000 Deutsche Marks. Market movement creating unfavorable terms approximating $23,000 was recorded as an increase in the cost of goods sold.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



C.  FINANCIAL INSTRUMENTS: (Continued)

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                            March 31, 2000
                                     ---------------------------
                                     Carrying
                                      Amount          Fair Value
                                     --------         ----------

          Cash                       $203,707          $203,707
          Long-term debt             $117,130          $135,000
          Forward Contracts          $ 23,000          $ 23,000


D.   ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following at March 31, 2000:

          Trade receivables                        $1,529,101

          Other receivables (including
             related party of $407,885)               431,369
                                                   ----------

                                                    1,960,470

          Allowance for doubtful accounts
             and sales returns                         58,468
                                                   ----------


                                                   $1,902,002
                                                   ==========

The related party receivables at March 31, 2000 includes $334,559 due from the Company's president, $25,326 from the Company's chief financial officer, and $48,000 from the Company's Vice President of Operations.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


E.  INVENTORIES:

Inventories consist of the following at March 31, 2000:

          German-sourced surgical instruments (including
             customs and freight of $70,192)                                       $1,730,696

          Surgical instruments and products not sourced
             from Germany (including customs and freight of $24,346)                1,508,422

          Orthodontic products (including freight of $4,003)                          204,169

          Work-in-process inventory                                                   191,219
                                                                                   ----------

                                                                                    3,634,506

          Less valuation allowance                                                    100,000
                                                                                   ----------

                                                                                   $3,534,506
                                                                                   ==========

F.   FIXED ASSETS:

Fixed assets at March 31, 2000 consist of:

          Leasehold improvements                                                   $  363,260
          Furniture and fixtures                                                      115,672
          Equipment, including assets held under capital lease of $87,336           1,114,905
          Computer software                                                           174,129
                                                                                   ----------

                                                                                    1,767,966

          Less accumulated depreciation and amortization                            1,111,276
                                                                                   ----------


                                                                                   $  656,690
                                                                                   ==========

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



G.   GOODWILL AND OTHER ASSETS:

Other assets consists of the following:

          Catalogs                         $101,954
          Acquisition costs (net)           109,598
          Deposits                           20,752
                                           --------

                                           $232,304
                                           ========

The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                                    Amortization Expense
                                                                      -----------------------------------------------
                                                                                     Year Ended March 31,
                                                                      -----------------------------------------------
                                                Life in Years               2000                             1999
                                               --------------         ---------------                  --------------
         Goodwill                                   15-20             $       105,522                  $       90,582
         Catalog development costs                 2 1/2-5                     35,759                          35,760
         Acquisition costs                            5                        35,054                          10,812
         Patents                                   16 1/2                          --                             864
                                                                      ---------------                  --------------

         Total                                                        $       176,335                  $      138,018
                                                                      ===============                  ==============


Additions to other assets arise from the acquisition of companies, in the case of goodwill and acquisition costs, or loan fees. Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets. Reductions in intangible assets result from amortization over their useful or prescribed lives or from adjustments necessary to revalue previously recorded amounts. For the years ended March 31, 2000 and 1999, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with related cash flow in that division.

Subsequent to fiscal year 1995 catalog development costs are expensed as incurred. On-hand quantities of printed catalogs are recorded as other assets until they are no longer current or expected to be used.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


G.   GOODWILL AND OTHER ASSETS: (Continued)

Advertising expense, including the amortization of catalog development costs incurred prior to 1996, amounted to $288,812 and $270.945 for the years ended March 31, 2000 and 1999 respectively.

Goodwill may also be reduced by an amount equal to the amount of federal tax net operating loss carryforwards used to reduce the Company's federal income tax liability to the extent that the benefit amount computed exceeds normal goodwill amortization.


H.   SHORT-TERM BANK BORROWINGS:

At March 31, 2000, the Company's revolving line of credit facility of $2,000,000 was available to the extent of collateral by the sum of 80% of qualifying accounts receivable plus 50% of inventories (capped at 50% of borrowing base). Qualifying accounts receivable and inventory used as a basis for the March 31, 2000 borrowing totaled $4,261,028. Unused available credit at March 31, 2000 was $372,000.

Borrowings from this line bear interest at the bank's prime rate. Interest expense on short-term bank borrowings for the years ended March 31, 2000 and 1999 amounted to $74,855 and $129,832, respectively.

The short-term borrowing facility requires the Company to comply with certain restrictive covenants, including maintenance of various financial ratios. The note is guaranteed by the Company's chief financial officer.

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



                                                   Maximum               Average           Weighted
                                  Interest          Amount               Amount            Average
                  Balance         Rate at         Outstanding         Outstanding          Interest
                  at End           End of           During               During          Rate During
March 31,         of Year           Year         the Year (a)         the Year (b)       the Year (c)
---------         -------           ----         ------------         ------------       ------------
  2000          $  790,000          9.00%        $ 1,100,100          $   895,000          8.36%
  1999          $  938,000          7.95%        $ 1,777,000          $ 1,158,000          9.03%

(a)  Based on the maximum amount outstanding at any month-end.

(b) Average amount outstanding during the year is computed by dividing the total of month-end outstanding principal balances by 12.

(c) Average interest rate for the year is computed by dividing short-term interest expense by average aggregate short-term borrowings.


I.   LONG-TERM DEBT:

Long-term debt outstanding at March 31, 2000:

          DCA note, held by seller, interest at 20.1%              $ 117,130
                                                                   ---------

          Less current portion                                       117,130
                                                                   ---------

                                                                   $       0
                                                                   =========

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


J.   LEASE COMMITMENTS:

The Company leases its office and warehouse location on a net basis from a related party under an operating lease expiring in 2008. In November of 1999, the company leased additional warehouse space from an unrelated party under a triple net lease expiring in 2004. The lease has a ninety-day termination clause at the option of the owner. Additionally, the Company leases certain equipment, including a vehicle, under various operating leases expiring in 1999 through 2002.

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

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 1999 are as follows:

                                                                  Total
                                                              Noncancellable
                                              Capital           Operating             Related
                                               Lease              Leases               Party
                                            ----------          ----------          ----------
          2001                              $   18,501          $  323,544          $  232,800
          2002                                      --          $  315,522          $  232,800
          2003                                      --             298,248             232,800
          2004                                      --             297,676             232,800
          Later Years                               --           1,104,811           1,299,800
                                            ----------          ----------          ----------

                                                18,501          $2,304,287          $2,231,000
                                                                ==========          ==========
          Less amount representing
             interest                            2,523
          Present value of capital
             lease obligation                   15,978
          Less current portion                  15,978
                                            ----------

          Long-term obligation              $        0
                                            ==========

Total rent expense for the years ended March 31, 2000 and 1999 was $326,282 and $284,286, respectively.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


K.   STOCKHOLDERS' EQUITY:

Preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30, only if declared by the Board of Directors. Dividends in arrears on preferred stock were $4,415,601 at March 31, 2000. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference of $100 per share, $2,207,800 aggregate, plus cumulative dividends.

During the year ended March 31, 1999, the Company Board of Directors granted 150,000 shares of common stock (100,000 from treasury and 50,000 previously unissued) to current employees. Compensation expense, related to the grants, was recorded in the amount of $60,500 based upon the then estimated fair value. The number of shares outstanding and the earnings per share calculation have been adjusted, effective on the respective grant dates, to reflect these stock grants.

Treasury stock is recorded at cost. The number of shares of stock held in the treasury was as follows at March 31, 2000:

          Series A Preferred                 2,747
          Common Stock                     393,012

It is the intention of the Board of Directors to cancel all stock that remained in the treasury at March 31, 2000.

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purpose of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

In 1988, the Board granted to Mr. Donald Taylor, options for 4,000 shares of a then new class of subordinated preferred stock. These options have not been exercised as of March 31, 2000.

M.  EMPLOYEE BENEFIT PLANS:

The Company maintains an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions up to 50% of the first 6% of eligible compensation. There is also a discretionary profit sharing feature incorporated into the plan. Eligible employees are those with more than six months of service and who work more than 500 hours per six-month period. Company contributions to the plan amounted to $163,707 and $177,480 including discretionary profit sharing contributions of $110,000 and $130,000 in 2000 and 1999, respectively.


N.  INCOME TAXES:

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating losses carryforwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carryforwards and additional post-merger operating losses totaling approximately $346,000, which expire in tax year 2004 are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carryforwards may be used to reduce goodwill if an excess benefit is realized. There are no

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



N.   INCOME TAXES: (Continued)

operating loss carryforwards for state tax purposes. In fiscal 2000 and 1999, $352,000 and $384,000, respectively, of the available federal net operating loss carryforward were applied to reduce federal taxable income. As a result, the Company paid no federal income tax in these years. The Internal Revenue Service has audited the Company's federal tax filings through March 31, 1997.

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

Deferred tax assets and liabilities are as follows:

                                                         March 31,
                                                --------------------------
                                                  1999              1999
                                                --------          --------

          Total deferred tax asset              $172,000          $475,000
          Less valuation allowance               172,000           475,000
                                                --------          --------
             Net deferred tax asset                    0                 0
          Total deferred tax liability                 0                 0
                                                --------          --------

             Total deferred tax asset           $      0          $      0
                                                ========          ========

The net change in the valuation allowance for the year ended March 31, 2000 was a reduction of $303,000.

Permanent differences arise due to the amortization of goodwill, which accounts for approximately 77% of the difference between pre-tax financial statement income and income for tax purposes.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

O.   RELATED PARTY TRANSACTIONS:

The Company has the following transactions with related parties:

     (a) J.B. Associates, the owner of the Company premises, is owned by Don Taylor, President and Director of the Company. Rent expense for this building was $232,800 in 2000 and 1999. Two months rent are prepaid in the amount of $38,800 at March 31, 2000.

     (b) The Company has outstanding notes receivable from current officers and directors amounting to $407,885 at March 31, 2000.


     (c) The Company purchases medical instruments and repair services from a company in which the president had been a minority shareholder. The president receives a percentage of the gross revenue of this company for a period of time as compensation for the prior sale of his interest. Purchases from this company amounted to $1,020,036 and $780,882 for 2000 and 1999, respectively.

     (d) The Company obtained legal services from an individual who is the spouse of the Company's President. Fees paid during the fiscal year ended March 31, 2000 amount to $10,827.


P.   SIGNIFICANT CUSTOMER INFORMATION:

Three customers of the Company provided significant sales volume in 2000 and 1999. During these fiscal years, sales to one customer comprised 29.5% and 32.1%, respectively, of the Company's total sales. The second customer accounted for 18.1% and 13.0% of the respective years' total sales. The third customer accounted for 13.3% and 11.2% of 1999's total sales respectively.

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Q.   FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS:

Gains recognized from foreign currency activity amounted to $112,247 and $135,919 in 2000 and 1999, respectively.

R.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid amounted to $73,886 and $121,404 in 2000 and 1999, respectively.

Income taxes paid amounted to $51,104 and $48,423 in 2000 and 1999, respectively.