Form 10QSB
period 2000-06-30
SKLAR CORP
filed 2000-08-21
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine
 month period ended                    June 30, 2000
                    -----------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                      1-6107
                       ---------------------------------------------------------

                                SKLAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    44-0625447
--------------------------------------------          --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)

889 S. Matlack Street, West Chester, Pennsylvania                19382
-------------------------------------------------      -------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number                                   (610) 430-3200
                                                       -------------------------

     Check whether the issuer (l) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X      No
                                 ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                   Yes _______               No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding  August 1, 2000
--------------------------------             ------------------------------
(Common stock, $0.10 par value)                         1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                                SKLAR CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I   Financial Information

         Balance Sheet -
                  June 30, 2000 (unaudited) and March 31, 2000                3

         Statement of Income (Loss) -
                  three months ended June 30, 2000 and 1999 (unaudited)       4

         Statement of Cash Flows -
                  three months ended June 30, 2000 and 1999 (unaudited)       5

         Notes to condensed financial statements                          6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9 - 11


Part II   Other Information

         Item 1    Legal Proceedings                                         11

         Item 3    Defaults Upon Senior Securities                           11

         Item 5    Other Information                                         11

         Item 6    Exhibits and Reports on form 8-K                          11

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                          6/30/00             3/31/00
------                                                        ----------          ----------
                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $   15,494          $  203,707
     Accounts Receivable                                       1,975,050           1,902,002
     Inventories (Note 5)                                      3,416,577           3,534,506
     Prepaid Expenses                                            379,302             246,361
                                                              ----------          ----------
TOTAL CURRENT ASSETS                                           5,786,423           5,886,576
EQUIPMENT AND IMPROVEMENTS (Note 6)                              615,918             656,690
GOODWILL (Note 7)                                                295,081             309,763
OTHER ASSETS                                                     176,125             232,304
                                                              ----------          ----------
TOTAL ASSETS                                                  $6,873,547          $7,085,333
                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                      $  600,000          $  790,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                               129,711             133,108
     Trade Accounts Payable                                    1,836,418           1,869,951
     Accrued Expenses                                          1,169,497           1,145,208
     Accrued Income Taxes                                          7,658               7,658
                                                              ----------          ----------
TOTAL CURRENT LIABILITIES                                      3,743,284           3,945,925

     Long-term Debt and Capital Lease Payable                          0                   0
                                                              ----------          ----------
TOTAL LIABILITIES                                              3,743,284           3,945,925
                                                              ----------          ----------

CONTINGENCIES                                                          0                   0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                  248                 248
     Series A subordinated preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding 0                                               0                   0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                            149,795             149,795
     Additional Paid-in Capital                                2,165,958           2,165,958
     Retained earnings                                           945,300             954,445
                                                              ----------          ----------

                                                               3,261,301           3,270,446
                                                              ----------          ----------

     Less treasury stock                                         131,038             131,038
                                                              ----------          ----------

TOTAL STOCKHOLDER'S EQUITY                                     3,130,263           3,139,408
                                                              ----------          ----------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                      $6,873,547          $7,085,333
                                                              ==========          ==========

                        See notes to financial statements

                                SKLAR CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                               3 Months Ended
                                                        6/30/00               6/30/99
                                                      -----------           -----------
Revenues:
  Net Sales (Note 10)                                 $ 3,107,378           $ 3,372,908

Cost and Expenses:
  Cost of Goods Sold                                    1,593,104             1,812,206
  Selling, General & Admin                              1,496,213             1,423,966
  Interest                                                 27,206                30,898
                                                      -----------           -----------

                                                        3,116,523             3,267,070
                                                      -----------           -----------

  Income (Loss) before taxes                               (9,145)              105,838

Provision for Income Taxes
  Currently Payable (Note 8)                                    0                12,008
                                                      -----------           -----------

Net Income (Loss)                                          (9,145)               98,830
                                                      -----------           -----------

Preferred Dividend
Requirement (Note 9)                                       68,994                68,994
                                                      -----------           -----------

Income (Loss) Applicable to
Common Shares                                             (78,139)               24,836
                                                      -----------           -----------

Per Share Data:

Weighted Average Common Shares Outstanding

                                                        1,104,940             1,104,940
                                                      -----------           -----------

Basic and Diluted Earnings/ (Loss) Per Share          $     (0.07)          $      0.02
  (Note 11)                                           ===========           ===========

                        See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)

                                                           For the Three  Months Ended
                                                          -----------------------------
                                                           6/30/00             6/30/99
                                                          ---------           ---------

Net Cash Provided by Operating Activities                 $  27,150           $ 137,825


Net Cash Provided (Used) by Investing Activities            (21,833)            (27,337)

Net Cash Provided (Used) by Financing Activities           (193,530)             48,470
                                                          ---------           ---------

Net Increase in Cash                                       (188,213)            158,958
Cash at Beginning of Period                                 203,707              63,344
                                                          ---------           ---------

Cash at End of Period                                     $  15,494           $ 222,302
                                                          =========           =========

                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   MANAGEMENT'S REPRESENTATION
------   ---------------------------

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS
------   --------------------------

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the June 30, 2000 borrowing totaled $3,954,578. Unused available credit at June 30, 2000 was $501,062.

Borrowings from this line bear interest at the Bank's Prime Rate. At December 31, 1999 the Prime Rate was 9.5% The interest expense on short-term bank borrowings for the three months ended June 30, 2000 and 1999 amounted to $15,894 and $20,677, respectively.

The full value of the loan is guaranteed personally by the Company's Chief Financial Officer.

NOTE 3   LONG-TERM DEBT
------   --------------

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

NOTE 4   BUSINESS OPERATIONS
------   -------------------

The Company imports and distributes, under the Sklar, DCA, Dittmar, Sklar Sterile and other trademarks, hand-held, non-electronic instruments and other products for the surgical, dental and veterinary fields.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5   INVENTORIES
------   -----------

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 6   EQUIPMENT AND IMPROVEMENTS
------   --------------------------

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line method over the useful lives of the assets which are estimated to be three to ten years for equipment and the shorter of the life of the lease or the life of the asset for leasehold improvements.

NOTE 7   GOODWILL
------   --------

Goodwill is amortized over fifteen or twenty years.

NOTE 8   INCOME TAXES
------   ------------

Income taxes represent the State income tax due. Federal income taxes payable are offset by net operating loss carry-forwards. No tax loss carry-forwards exist to offset state income tax payable.

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating loss carry-forwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carry-forwards and additional post-merger operating losses totaling approximately $346,000 expire in tax year 2004 and are available as deductions from federal taxable income of future years

NOTE 9   STOCKHOLDERS' EQUITY
------   --------------------

As of June 30, 2000, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

The Series A Preferred Stock may be redeemed by the Company after March 1, 1986 at a price of $100 per share and is entitled to a liquidation preference of $100 per share plus cumulative dividends. Annual dividends of $12.50 per share accrue cumulatively on the Series A Preferred Stock commencing on July 1, 1984, payable on June 30 of each year commencing June 30, 1985. No dividends have been declared in the years 1988 through 2000.

The Company filed a preliminary proxy statement and a Schedule 13-E3 with the Commission on January 14, 1999 for the purposed of effectuating a reverse split of its common stock. If effected, it will allow the Company to cease to be a reporting company under Section 12

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 10   SALES
-------   -----

Revenue, net of allowance for estimated returns, is recognized upon the shipment of goods to the customer.

NOTE 11   NET EARNINGS/(LOSS) PER SHARE
-------   -----------------------------

Earnings/(loss) per share is computed by dividing the net income/(loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend.

NOTE 12   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------   -------------------------------------------------

Interest paid amounted to $19,044 in the three months ended June 30, 2000, and $21,031 in the three months ended June 30, 1999.

Income taxes paid amounted to $10,700 in the three months ended June 30, 2000, and $10,500 in the three months ended June 30, 1999.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the three months ended June 30
--------------------------------------------

                                                2000                  1999
                                                ----                  ----

Net Sales                                       100.0%               100.0%
Cost of Sales                                    51.3                 53.7
Gross Profit                                     48.7                 46.3
Selling, General and
  Admin. Expenses                                48.1                 42.2
Income Before
  Interest & Taxes                                0.6                  4.1
Interest Expense                                  0.9                  0.9
Income (Loss) Before
  Income Taxes                                   (0.3)                 3.2
Net Income (Loss)                                (0.3)                 2.8

SALES
-----

For the three month period ended June 30, 2000 compared to the comparable period ended June 30, 1999, sales decreased $265,530 or 7.9%. The decrease in sales is the result of normal market conditions. Management considers this decrease to be a short-term aberration.


COST OF SALES
-------------

Cost of sales as a percentage of sales for the three-month period ended June 30, 2000 and 1999 decreased 2.4%. The variation in margin between the two comparative periods is, in part, a function of the decreased cost of purchases made in Deutsche Mark at the current favorable exchange rates. Any additional variation would be the result of changing product mix.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Despite a decrease in sales, the Company continued on its current marketing and operations plan. Selling, General and Administrative expenses for the three month period ended June 30, 2000 have increased $72,246 or 5.9% from the three month period ended June 30, 2000. The Company continues to incur significant costs associated with going private and the necessary SEC filings that are required. With the exception of the SEC-related costs, management expects to continue this level of expenditure in future periods.

INTEREST
--------

Interest costs decreased $3,692 or 11.9% for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999 due to a significant reduction in the outstanding line of credit and term debt funded by operations and cash on hand. The reduction in interest was partially offset by rising interest rates which are tied to the Bank's Prime Rate.

INCOME TAXES
------------

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company primarily funds its operations by cash provided by operating activities. During the three month period ended June 30, 2000, reductions in inventory and non-cash expenses were more than offset by an increase in prepaid expenses which, along with a reduction in the credit line resulted in a decrease in cash of $188,000.

In the comparative three month period, the Company increased the line of credit which, when coupled with cash provided from operations, resulted in available cash of $222,000.

Cash on hand, expected future cash flow from operations and amounts available under the current bank facility are considered to be sufficient to meet the company's liquidity needs in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL MATTERS
------   -------------

The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The suit seeks the return of all monies paid to the former principal. The case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by counsel. Payments for DCA have been suspended since September 1996. Settlement negotiations are currently ongoing and a satisfactory outcome is anticipated. The remaining liability is still recorded but interest accrual has been suspended since March 31, 1999.

         The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller. The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The court case has begun with the final trial date scheduled for August of 2000. In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendants in both cases have filed counter claims and the litigation is ongoing. Trial date for this action is anticipated to be the fall of the year 2000.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

As disclosed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Preferred Stock on June 30, 1988 through 2000.

ITEM 5   OTHER INFORMATION
------   -----------------

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

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

August 18, 2000