Form 10KSB40/A
period 1999-03-31
SKLAR CORP
filed 2000-10-25
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                              FORM 10-KSB/A. No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

                           Commission File No. 1-6107

                                SKLAR CORPORATION
           (Name of Small Business Issuer as specified in its charter)



       Pennsylvania                                       44-0625447
--------------------------------               ---------------------------------
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

TABLE OF CONTENTS

ITEM                                                                       PAGE

                                     PART I

1.    Business...........................................................   4
2.    Properties.........................................................  14
3.    Legal Proceedings..................................................  14
4.    Submission of Matters to a Vote of
      Security Holders...................................................  15

                                  PART II

5.    Market for the Registrant's Common
      Equity and Related Stockholder
      Matters............................................................  16
6.    Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations......................................................  17
7.    Financial Statements...............................................  20
8.    Changes in and Disagreements with
      Accountants on Accounting and Financial
      Disclosure.........................................................  20

                                 PART III

9.    Directors and Executive Officers
      of the Registrant..................................................  20
10.   Executive Compensation.............................................  22
11.   Security Ownership of Certain Beneficial
      Owners and Management..............................................  24
12.   Certain Relationships and Related
      Transactions.......................................................  25
13.   Exhibits and Reports on Form 8-K...................................  27
      Signatures.........................................................  28

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

         The Company currently markets products through two divisions. The surgical instrument division is made up of lines that are primarily hand held surgical instruments, products that are complementary such as the instrument care and cleaning line, line extensions such as sterile procedure kits, and new low cost/low margin disposables such as scalpels and blades. The surgical instrument division accounts for 94.1% of the Company's revenue. Due to the combination of the Sklar brand name and the Company's relationships with the largest full line medical products distributors, the Company believes itself to be a value added supplier which provides its distribution partner with higher gross margins than most suppliers. The orthodontics division accounts for 5.9% of the Company's revenue as a "direct seller" to a niche market of orthodontists.

Products

         The surgical instrument division is made up of the combined Sklar, Dittmar, and SMS product lines. The Company strategy is to concentrate on promoting instruments of general use for which demand is recurring such as scissors, hemostats, and needle holders in regular and laproscopic patterns, rather than to emphasize instruments of special use for which significant research and development expenditures are required to compete with companies with greater financial resources. The major medical areas of specialization utilizing the Company's instruments are dermatology, cardiology, obstetrics and gynecology, plastic surgery, neurology, orthopedics, ENT, microsurgery, laparoscopic, central supply, and general surgery.

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

         During the last year the Company focused on strengthening its relationships with key accounts and the addition of new product groups to its product line. These products include specialty medical sponges, sterile processing products, disposable gynecological instruments, instrument trays, containers and related medical accessories. As with the new product groups introduced the preceding last year, these new items were chosen to take advantage of the Sklar Brand name, (i) the consolidating medical supply environment, (ii) the shifting age demographics of the general population and,
(iii) the desirability of disposable products that are safer for the healthcare worker, and save labor and energy for the end user. The new items added to the line in the past two years form a cohesive category that the Company has integrated into its new "Disposable and Central Supply Catalog". This catalog, printed in June 1999, was introduced to customers during the current fiscal year. The Company believes these new products, if they gain market acceptance, will increase the Company's net sales. Although the sales from these products last year were not sufficient to affect gross margin, as the sales from these new products increase, the Company expects a decline in gross margin since disposable products generally carry a lower percentage profit than non-disposable instruments. While the Company has successfully test marketed several new disposable products, there are no assurances that all of these new products will find customer acceptance due to potential conflicts with existing distributor product lines and existing group purchasing organization ("GPO") vendor contracts.

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

         Sklar Brand Name

         The Sklar brand name is well recognized and has been highly respected for over 107 years. Although the Company maintained the lines it acquired through acquisitions for many years such as Herwig and Germain Prime, it is currently reducing the number of SKU's in those lines to only the products with the highest demand with the plan of eventually phasing the lines out entirely. Additional lines that are completely different from the Sklar line of hand-held surgical instruments, such as disposables, sterile kits, and syringes, are being brought under the Sklar umbrella. The Company believes this process to be effective in the marketplace and will streamline and lower the costs of internal operations.

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

         Patents and Trademarks

         The Company has no material patents and instead relies on its brand names. The Company has registered the following trademarks: "Misdom-Frank", "Merit", "MIFCO", "Ralks", "Sklar", "SklarCut", "SklarHone", "SklarKleen", "Sklar Polish", "SklarLite", "Sklar Lube", "Sklar Soak", "Sklar Disinfectant", "Sklarlite", "SklarGrip", "SklarEdge", "SklarFresh", "Sklar InstruGuard", "SurgiOR", "Econo", "SMS", "Dittmar", "Herwig", "DCA", "TraGinAte", and "KnoKurl". The recognition of these trademarks is considered to have significant commercial value.

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

Year 2000 Issues

         The Company has retained a consulting firm to assist the Company in determining any Year 2000 weaknesses and to aid the Company in converting its information systems from a mainframe/mini computer based system to a NT SQL compliant database system. The Company uses a management information system to process orders, and to control the purchasing and distribution functions of the company's business. Additionally, the system provides information and reports that management needs to monitor the operations and make informed decisions. Management has done preliminary tests on the current application software and underlying database and found it to be Year 2000 compliant. It is anticipated that full conversion to new hardware, software and operating environment will be completed by September, 1999, with the final testing to be completed by October, 1999. Support software, including Sales Management software, Accounting software, EDI software, and General Office software, is the most current versions, all of which were purchased and installed during 1997 through 1999. The Company believes these to be fully compliant. Testing of these products occurs in the 3rd quarter of 1999.

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

         The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

                          Income and Expense Items as a Percentage of Net Sales

                                             Years Ended March 31

                                               1999         1998
  Net Sales                                   100.0%       100.0%
  Cost of Sales                                52.9         55.5
  Gross Profit                                 47.1         44.5
  Selling, General & Admin. Expenses           43.4         40.0
  Other Expense                                 0.1          0.2
  Income Before Interest & Taxes                3.7          4.4
  Interest Expense                              1.2          2.2
  Income Before Income Taxes                    2.5          2.1
  Net Income                                    2.1          1.8

Results of Operations

1999 Compared to 1998:

         Net sales for 1999 decreased 4.1% from 1998. Competitive pressures contributed greatly to this fact. The loss of a major bulk commodity Pakistan instrument customer during 1998 had a full year impact on sales in 1999. Management believes that the effect of these events will be overcome by the introduction of the new disposable product line and there will be no long-term effect on future sales growth.

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

         Selling, general and administrative expenses for fiscal 1999 increased $222,972 or 4.0% from fiscal 1998. Payroll and fixed labor related costs were consistent with the prior year. Professional fees related to ongoing litigation and proposed going private transaction and related reverse stock split have contributed largely to the increase.

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

         In December, 1998, the Company secured a new credit facility from a bank, which included a $2,000,000 line of credit, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of eligible inventories. The inventory component cannot exceed 50% of the borrowing base. Qualifying accounts receivable and inventories used as a basis for the March 31, 1999 borrowing totaled $4,573,777. Management believes that cash flows from operations, combined with amounts available under the current bank facility, will be sufficient to meet the Company's liquidity needs in the foreseeable future.

Revenue Recognition

         The Company records as additional revenue credits which cannot be applied to customer balances and credits which customers have not offset with a purchase or request for cash refund within 120 days. Additionally, the Company reinstates credits against this revenue. The net effect of these two items results in additional income or reduction of income on a monthly basis.

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

                                                                                   Long-Term Awards
                                 Annual Compensation                                 Compensation

Name and Principal                                        Other Annual      Restricted     Securities    All Other
Position                                                  Compensation      Stock          Underlying    Compensation
                      Year      Salary        Bonus            (1)          Award(s)       Options
Don Taylor President  1999     $163,096       $26,463       $20,090            0             0                  0
                      1998     $163,765       $40,000       $12,540            0             0                  0
                      1997     $170,170          0          $14,561            0             0                  0



Michael Malinowski    1999     $100,993       $86,758       $65,706            0             0                  0
Vice Pres., Chief     1998     $103,931       $34,500       $10,281            0             0                  0
Financial Officer     1997     $125,364         0           $19,761

(1)      For 1999, Mr. Taylor's Other Annual Compensation includes
         $5,851 automobile allowance and $14,239 matching 401(k) contributions and the Company's profit sharing contribution. Profit sharing contributions are allocated among all participants in the 401(k) Plan.

         For 1999, Mr. Malinowski's Other Annual Compensation includes $46,000, representing the estimated market value of a 100,000 share stock grant which was valued at $.46 per share as determined by the Woodward Group in connection with the reverse stock split. Also included is $5,467 automobile allowance and $14,239 matching 401(k) contributions and the Company's profit sharing contribution.

Stock Option Grants

         The Company granted no stock options or stock appreciation rights in the last fiscal year.

                                                Aggregated Option Exercises in Last
                                                -----------------------------------
                                                Fiscal Year and FY-End Option Values
                                                ------------------------------------

                                                                                 # of Securities                       Value of
                                                                                 ----------------                      --------
                                                                                 Underlying        Value of            unexercised
                                                                                 -----------       ---------           -----------
                                                                                 Unexercised       unexercised         in-the-money
                                                                                 ------------      ------------        ------------
                       Shares         Value       # of Securities Underlying     Options at        in-the-money        option at
                       -------        ------      ---------------------------    -----------       -------------       ---------
                       acquired on    Realized    Unexercised Options at         FY-End            option at FY-End    FY-End
                       ------------   ---------   -----------------------        -------           -----------------   ------
Name                   exercise (#)   ($)  1      FY-End Exercisable             Unexercisable     Exercisable         Unexercisable
----                   ------------   -------     ------------------             -------------     -----------         -------------
Don Taylor                100,000       21,000                     0                    0                0                    0
                          0              0        4,000 Preferred Shares                0                *2                   0

Michael Malinowski       100,000        26,000                     0                    0                0                    0


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


-------------------------------------
     1 Value determined based on market value of shares and exercise price of shares on exercise date.

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


Names and Address of            Title of Class      Amount and Nature of     Percentage of Class
Beneficial Owner                                    Beneficial Owner

Don Taylor                      Preferred Common           10,575 (1)                  47.9
241Clonmell-Upland Rd.                                    303,715                      27.5
West Grove, PA  19390

Michael Malinowski              Preferred Common            6,199                      28.1
613 Aberdeen Drive                                        258,000                      23.3
Kennett Square, PA  19348

George Kellam                   Preferred Common               20                 (Less than 1%)
1060 North State St.                                            0
Dover, DE  19901

William R. Knepshield           Preferred Common               50                 (Less than 1%)
11 Roselawn Lane                                                0
Malvern, PA  19355

Albert Wicks                    Preferred Common                0                 (Less than 1%)
1604 Dogwood Drive                                              0
West Lawn, PA  19607

Michael A. Viner                Preferred Common                0
425 Homestead Road                                         50,000                       4.5
Wilmington, DE  19805

All directors and officers as   Preferred Common           16,844 (1)                  76.3
a group                                                   611,715                      55.3

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

T/S Instrument Co.

         The Company purchases medical instruments and repair services from a company in which Don Taylor, the Company's President, was a minority shareholder. Mr. Taylor receives payments on a note and a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. The Company's purchases from T/S Instrument amounted to $780,882 and $643,419 for 1999 and 1998, respectively, and Mr. Taylor received for the same years from T/S Instrument, $344,799 and $139,184.

Stock Grants

         In November, 1998, the Company granted to Michael Malinowski 100,000 shares of common stock in connection with Mr. Malinowski's personal guarantee of a $2,000,000 credit line with PNCBank.

         In June, 1998, the Company granted to Michael Viner, at the time a consultant to the Company, 50,000 shares of common stock as an inducement to Mr. Viner to become an employee and Vice President of the Company. Mr. Viner joined the Company as Vice President on January 1, 1999.

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

                                            Date:  October 23, 2000

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor                   President and Director           Oct. 23, 2000
     Don Taylor

/s/ Michael Malinowski           Executive Vice President,        Oct. 23, 2000
     Michael Malinowski          Chief Financial Officer and Director


/s/ George Kellam                Director                         Oct. 23, 2000
     George Kellam

/s/ William R. Knepshield        Director                         Oct. 23, 2000
     William R. Knepshield

/s/ Albert Wicks                 Director                         Oct. 23, 2000
     Albert Wicks

                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT



Status             Company Name & Address                      Percentage
------             ----------------------                      of Ownership
                                                               ------------

INACTIVE           Sklar Purchasing Corporation                100%
                   889 S. Matlack Street
                   West Chester, PA   19382

INACTIVE           Sklar Surgical Instrument Corporation       100%
                   889 S. Matlack Street
                   West Chester, PA   19382

INACTIVE           Ralks Ltd.                                  100%
                   889 S. Matlack Street
                   West Chester, PA   19382

INACTIVE           Sales and Marketing Specialists, Inc.       100%
                   889 S. Matlack Street
                   West Chester, PA   19382

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


Independent Auditors' Report                                            F-3


FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of March 31, 1999                      F-5

   Consolidated Statement of Income for the Years
     Ended March 31, 1999 and 1998                                      F-7

   Consolidated Statement of Stockholders' Equity for
     the Years Ended March 31, 1999 and 1998                            F-9

   Consolidated Statement of Cash Flows for the
     Years Ended March 31, 1999 and 1998                               F-11

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
                                                 =================

                                SKLAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                                         $         938,000
   Current portion of long-term debt                                                       117,130
   Current portion of capital lease obligation                                              15,561
   Accounts payable                                                                      2,157,953
   Accrued expenses and taxes                                                              817,182
                                                                                 -----------------

       Total current liabilities                                                         4,045,826


LONG-TERM PORTION OF CAPITAL
   LEASE OBLIGATION                                                                         14,538
                                                                                 -----------------


       Total liabilities                                                                 4,060,364
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
                                                                                 =================

                                           SKLAR CORPORATION
                                   CONSOLIDATED STATEMENT OF INCOME

                                                                       For the Years Ended
                                                                            March 31,
                                                           -------------------------------------------
                                                                 1999                       1998
                                                           -----------------         -----------------
NET SALES                                                  $      13,206,557         $      13,766,868

   Cost of goods sold                                              6,982,450                 7,640,866
                                                           -----------------         -----------------

GROSS PROFIT                                                       6,224,107                 6,126,002

   Selling, general and administrative expenses                    5,731,813                 5,508,841
                                                           -----------------         -----------------


INCOME FROM OPERATIONS                                               492,294                   617,161


OTHER INCOME (EXPENSE):
   Other                                                             (32,213)                  (31,931)
   Interest expense                                                 (163,643)                 (309,452)
   Settlement gain ( See Note B )                                     28,786                    17,226
                                                           -----------------         -----------------

       Other expense - net                                          (167,070)                 (324,157)
                                                           -----------------         -----------------


INCOME BEFORE TAXES                                                  325,224                   293,004

   Provision for income taxes                                         41,800                    40,000
                                                           -----------------         -----------------


NET INCOME                                                           283,424                   253,004

   Preferred dividend requirement                                    275,975                   275,975
                                                           -----------------         -----------------


INCOME (LOSS) APPLICABLE TO COMMON SHARES                  $           7,449         $         (22,971)
                                                           =================         =================


PER SHARE DATA:
   Weighted average common shares outstanding                        892,885                   744,423
                                                           -----------------         -----------------

   Basic and diluted income (loss) per share               $             .01         $            (.03)
                                                           =================         =================

                                SKLAR CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 SKLAR CORPORATION
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  MARCH 31, 1999




                                                           Series A                                 Additional
                                      Series A           Subordinated            Common               Paid-In
                                      Preferred              Pfd.                 Stock               Capital
                                  ----------------    ------------------    ---------------     -----------------
Balances, March 31, 1997          $            248    $                0    $       124,795     $       2,105,458


   Net income for the year
     ended March 31, 1998
                                  ----------------    ------------------    ---------------     -----------------


Balance, March 31, 1998                        248                     0            124,795             2,105,458

   Stock grants                                                                       5,000                35,500
   Stock options exercised                                                           20,000                25,000



   Net income for the year
     ended March 31, 1999
                                  ----------------    ------------------    ---------------     -----------------


BALANCES, March 31, 1999          $            248    $                0    $       149,795     $       2,165,958
                                  ================    ==================    ===============     =================







                                      The accompanying notes are an integral














                                                 SKLAR CORPORATION
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  MARCH 31, 1999




                                                                                      Total
     Retained                                             Treasury                Stockholders'
     Earnings                     Total                     Stock                    Equity
  ----------------         -----------------         ------------------         -----------------

  $        109,865         $       2,340,366         $         (151,038)        $       2,189,328



           253,004                   253,004                                              253,004
  ----------------         -----------------         ------------------         -----------------


           362,869                 2,593,370                   (151,038)                2,442,332

                                      40,500                     20,000                    60,500
                                      45,000                                               45,000




           283,424                   283,424                                              283,424
  ----------------         -----------------         ------------------         -----------------


  $        646,293         $       2,962,294         $         (131,038)        $       2,831,256
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

                                                      SKLAR CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                      Increase (Decrease) in Cash and Cash Equivalents

                                                                                            For the Years Ended
                                                                                                 March 31,
                                                                                -------------------------------------------
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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)

Goodwill and Other Assets:

         Goodwill and other assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis. The Company continually evaluates the carrying amount of goodwill by estimating the sum of expected future undiscounted cash flows related to specific acquisitions and comparing it to originally booked amounts net of related accumulated amortization.

Cash Flow Information:

         For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.

Advertising Costs:

         The Company policy is to expense advertising costs as incurred except that on-hand quantities of printed catalogs are recorded as prepaid expenses until they are no longer current or expected to be used.

Income (Loss) Per Share:

         Income loss per share is computed by dividing net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding.

Revenue Recognition:

         Revenue, net of an allowance for estimated returns, is recognized upon the shipment of goods to customers. The Company records as additional revenue credits which cannot be applied to customer balances and credits which customers have not offset with a purchase or request for cash refund within 120 days. Additionally the Company reinstates credits against this revenue. The net effect of these two items results in additional income or reduction of income on a monthly basis.

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


B.  ACQUISITION AND SETTLEMENT:

Effective May 31, 1996, the Company acquired certain assets and assumed certain liabilities of Surgical Medical Specialists, Inc. (SMS) in a transaction valued at $3,306,791. The purchase price was allocated $1,999,347 to inventory and $1,307,444 to goodwill. The purchase was financed by $1,700,000 drawn against the Company's amended credit line agreement with CoreStates Bank, $900,386 assumption of SMS vendor liabilities, subject to the agreement, and $706,405 of notes payable to the seller. Subsequent to the acquisition it was determined certain inventory may be misrepresented or mislabeled and could not be sold in the United States in accordance with regulations of U.S. Customs and the Food and Drug Administration.

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

The Company routinely enters into forward contracts for German currency related to its inventory purchasing activity when favorable conditions exist. The forward contracts are financial instruments with off-balance-sheet risk. Those instruments involve, to varying degrees, elements of market risk in excess of the amount recognized in the Statement of Financial Position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments.

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

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                          March 31, 1999
                            -------------------------------------------
                                 Carrying
                                  Amount                  Fair Value
                            ------------------        -----------------

    Cash                    $          63,344         $          63,344
    Long-term debt          $         117,130         $         128,000

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

The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                                         Amortization Expense
                                                                          -------------------------------------------------
                                                                                        Year Ended March 31,
                                                                          -------------------------------------------------
                                              Life in Years                      1999                            1998
                                             --------------               -------------------             -----------------

         Goodwill                                 15-20                   $            90,582             $         131,975
         Catalog development costs                21/2-5                               35,760                        58,622
         Acquisition costs                          5                                  10,812                        10,816
         Patents                                   161/2                                 864                           909
                                                                         -------------------             -----------------


         Total                                                            $           138,018             $         202,322
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

Subsequent to fiscal year 1995 catalog development costs are expensed as incurred. On-hand quantities of printed catalogs are recorded as prepaid expenses until they are no longer current or expected to be used.

Advertising expense, including the amortization of catalog development costs incurred prior to 1996, amounted to $270,945 and $271,808 for the years ended March 31, 1999 and 1998, respectively.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


H.  SHORT-TERM BANK BORROWINGS: (Continued)

Borrowings from this line bear interest at the bank's prime rate. Interest expense on short-term bank borrowings for the years ended March 31, 1999 and 1998 amounted to $129,832 and $309,452, respectively.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


J.  LEASE COMMITMENTS: (Continued)

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 1999 are as follows:

                                                                                      Total
                                                                                 Noncancellable
                                                           Capital                  Operating                   Related
                                                            Lease                    Leases                      Party
                                                     ------------------         -----------------         -----------------
         2000                                        $           15,561         $         261,573         $         232,000
         2001                                                    18,501                   258,725                   232,000
         2002                                                     -                       250,703                   232,000
         2003                                                     -                       233,429                   232,000
         Later Years                                              -                     1,299,857                 1,299,800
                                                     ------------------         -----------------         -----------------

                                                                 34,062         $       2,304,287         $       2,227,800
                                                                                =================         =================
         Less amount representing
            interest                                              3,963

         Present value of capital
            lease obligation                                     30,099

            Less current portion                                 15,561
                                                     ------------------

         Long-term obligation                        $           14,538
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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


K.  STOCKHOLDERS' EQUITY: (Continued)

During the year ended March 31, 1999, the Company's Board of Directors granted 150,000 shares of common stock (100,000 from treasury and 50,000 previously unissued) to current employees. Compensation expense, related to the grants, was charged in the amount of $60,500 based upon the then estimated fair value. The number of shares outstanding and the earnings per share calculation have been adjusted, effective on the respective grant dates, to reflect these stock grants.

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

                                SKLAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



N.  INCOME TAXES: (Continued)

Deferred tax assets and liabilities are as follows:

                                                        March 31,
                                        --------------------------------------
                                              1999                  1998
                                        -----------------    -----------------

    Total deferred tax asset            $         475,000    $         717,000
    Less valuation allowance                      475,000              717,000
                                        -----------------    -----------------
       Net deferred tax asset                           0                    0
    Total deferred tax liability                        0                    0
                                        -----------------    -----------------

       Total deferred tax asset         $               0    $               0
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

S.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid amounted to $121,404 and $288,617 in 1999 and 1998, respectively. Income taxes paid amounted to $48,423 and $40,895 in 1999 and 1998, respectively.
For fiscal year 1999 the Company advanced $174,799 to Mr. Taylor and received $90,599 in repayment.
During fiscal year 1998 the Company advanced $68,626 to Mr. Taylor and received $43,000 in repayment.