Form 10QSB
period 2000-09-30
SKLAR CORP
filed 2000-11-16
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended             September 30, 2000
                                -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number                      1-6107
                      ------------------------------------------------------

                                SKLAR CORPORATION
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                 44-0625447
---------------------------------                 ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

889 S. Matlack Street, West Chester, Pennsylvania                   19382
-------------------------------------------------                ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                        (610) 430-3200
                                                 --------------

          Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding November 1, 2000
---------------------------------           ---------------------------------
(Common stock, $0.10 par value)                         1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ________ No  X

                                SKLAR CORPORATION

                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
            September 30, 2000 (unaudited) and March 31, 2000                3

         Statement of Income (Loss) -
            six months ended September 30, 2000 and 1999 (unaudited)         4

         Statement of Cash Flows -
            six months ended September 30, 2000 and 1999 (unaudited)         5

         Notes to condensed financial statements                         6 - 8

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9 - 10


Part II   Other Information

         Item 1   Legal Proceedings                                         11

         Item 3   Defaults Upon Senior Securities                           11

         Item 5   Other Information                                         12

         Item 6   Exhibits and Reports on form 8-K                          12

                                      SKLAR CORPORATION
                                        BALANCE SHEET

ASSETS                                                          9/30/00            3/31/00
                                                              ----------          ----------
                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $  243,714          $  203,707
     Accounts Receivable                                       2,287,589           1,902,002
     Inventories (Note 5)                                      3,206,411           3,534,506
     Prepaid Expenses                                            387,608             246,361
                                                              ----------          ----------
TOTAL CURRENT ASSETS                                           6,125,322           5,886,576
EQUIPMENT AND IMPROVEMENTS (Note 6)                              564,797             656,690
GOODWILL (Note 7)                                                284,184             309,763
OTHER ASSETS                                                     127,904             232,304
                                                              ----------          ----------
TOTAL ASSETS                                                  $7,107,207          $7,085,333
                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  ----------
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                      $  840,000          $  790,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                               126,181             133,108
     Trade Accounts Payable                                    1,747,689           1,869,951
     Accrued Expenses                                          1,162,402           1,145,208
     Accrued Income Taxes                                         11,658               7,658
                                                              ----------          ----------
TOTAL CURRENT LIABILITIES                                      3,887,930           3,945,925

     Long-term Debt and Capital Lease Payable                          0                   0
                                                              ----------          ----------
TOTAL LIABILITIES                                              3,887,930           3,945,925
                                                              ----------          ----------

CONTINGENCIES                                                          0                   0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                  248                 248
     Series A subordinated preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                 0                   0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                            149,795             149,795
     Additional Paid-in Capital                                2,165,958           2,165,958
     Retained earnings                                         1,034,314             954,445
                                                              ----------          ----------

                                                               3,350,315           3,270,446
                                                              ----------          ----------

     Less treasury stock                                         131,038             131,038
                                                              ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                     3,219,277           3,139,408
                                                              ----------          ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $7,107,207          $7,085,333
                                                              ==========          ==========

                              See notes to financial statements

                                              SKLAR CORPORATION
                                         STATEMENTS OF INCOME (LOSS)
                                                 (Unaudited)


                                                 3 Months Ended                      6 Months Ended
                                           9/30/00           9/30/99            9/30/00            9/30/99
                                         -----------       -----------        -----------        -----------
Revenues:
  Net Sales (Note 10)                    $ 3,443,484       $ 3,366,128        $ 6,550,862        $ 6,739,037

Cost and Expenses:
  Cost of Goods Sold                       1,619,428         1,807,680          3,212,532          3,619,886
  Selling, General & Admin                 1,693,200         1,471,300          3,189,413          2,895,267
  Interest                                    33,842            27,741             61,048             58,638
                                         -----------       -----------        -----------        -----------

                                           3,346,470         3,306,721          6,462,993          6,573,791
                                         -----------       -----------        -----------        -----------

  Income before taxes                         97,014            59,407             87,869            165,246

Provision for Income Taxes
  Currently Payable (Note 8)                   8,000             6,000              8,000             18,008
                                         -----------       -----------        -----------        -----------

Net Income                                    89,014            53,407             79,869            147,238
                                         -----------       -----------        -----------        -----------

Preferred Dividend
Requirement (Note 9)                          68,994            68,994            137,988            137,988
                                         -----------       -----------        -----------        -----------

Income (Loss) Applicable
To Common Shares                              20,020           (15,587)           (58,119)             9,250
                                         -----------       -----------        -----------        -----------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                           1,104,940         1,104,940          1,104,940          1,104,940
                                         -----------       -----------        -----------        -----------

Basic and Diluted Earnings/ (Loss)       $      0.02       $     (0.01)       $     (0.05)       $      0.01
Per Share (Note 11)                      ===========       ===========        ===========        ===========




                                      See notes to financial statements

                                    SKLAR CORPORATION
                                STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                       (Unaudited)

                                                             For the Six  Months Ended
                                                          -----------------------------
                                                           9/30/00             9/30/99
                                                          ---------           ---------
Net Cash Provided by Operating Activities                 $  50,694           $ 327,080


Net Cash Used by Investing Activities                       (53,627)           (120,155)

Net Cash Provided (Used) by Financing Activities             42,940            (183,060)
                                                          ---------           ---------

Net Increase in Cash                                         40,007              23,865
Cash at Beginning of Period                                 203,707              63,344
                                                          ---------           ---------

Cash at End of Period                                     $ 243,714           $  87,209
                                                          =========           =========


                            See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the six month period then ended.

NOTE 2 SHORT-TERM BANK BORROWINGS

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the September 30, 2000 borrowing totaled $4,233,940. Unused available credit at September 30, 2000 was $1,049,412.

Borrowings from this line bear interest at the Bank's Prime Rate. At September 30, 2000 the Prime Rate was 9.5% The interest expense on short-term bank borrowings for the six months ended September 30, 2000 and 1999 amounted to $36,528 and $38,874, respectively.

The Company's Chief Financial Officer guarantees the full value of the loan personally.

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

As of September 30, 2000, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

NOTE 12 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid amounted to $36,278 in the six months ended September 30, 2000, and $44,953 in the six months ended September 30, 1999.

Income taxes paid amounted to $21,400 in the six months ended September 30, 2000, and $31,000 in the six months ended September 30, 1999.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the six months ended September 30
-----------------------------------------------

                                             2000            1999
                                             ----            ----

Net Sales                                   100.0%          100.0%
Cost of Sales                                49.1            53.7
Gross Profit                                 50.9            46.3
Selling, General and
  Admin. Expenses                            48.7            43.0
Income Before
  Interest & Taxes                            2.2             3.3
Interest Expense                              0.9             0.9
Income Before
  Income Taxes                                1.3             2.4
Net Income                                    1.2             2.2

SALES

For the six month period ended September 30, 2000 compared to the comparable period ended September 30, 1999, sales decreased $188,175 or 2.8%. The decrease in sales is the result of normal market conditions. Management considers this decrease to be a short-term aberration.


COST OF SALES

Cost of sales as a percentage of sales for the six month period ended September 30, 2000 and 1999 decreased 4.6%. The variation in margin between the two comparative periods is, in part, a function of the decreased cost of purchases made in Deutsche Mark at the current favorable exchange rates. Any additional variation would be the result of changing product mix.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Despite a decrease in sales, the Company continued on its current marketing and operations plan. Selling, General and Administrative expenses for the six month period ended September 30, 2000 have increased $294,146 or 4.4% from the six month period ended September 30, 1999. The Company continues to incur significant costs associated with going private and the necessary SEC filings that are required. With the exception of the SEC-related costs, management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $2,410 or 4.1% for the six month period ended September 30, 2000 compared to the six month period ended September 30, 1999 due to an increase in the outstanding line of credit and the borrowing rate.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards. Income tax expense represents the state income tax estimated to be payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its operations by cash provided by operating activities. During the six month period ended September 30, 2000, reductions in inventory and non-cash expenses along with an increase in the credit line more than offset an increase in accounts receivable and prepaid expenses as well as a decrease in accounts payable thus resulting in a $40,000 increase in cash.

In the comparative three month period, net income and non cash expenses were the primary drivers behind cash provided by operations. Additionally, the net increase in accounts receivable and inventory from March 31, 1999, in the amount of $177,000 was more than offset by the interest in accrued expenses of $319,000. That comparison provided $142,000 of the operating cash flow

Cash on hand, expected future cash flow from operations and amounts available under the current bank facility are considered to be sufficient to meet the company's liquidity needs in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL MATTERS

The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The suit seeks the return of all monies paid to the former principal. The case is currently under appeal to the Superior Court of Pennsylvania and no assessment of the outcome of the case has been made by counsel. Payments for DCA have been suspended since September 1996. Settlement negotiations are currently ongoing and a satisfactory outcome is anticipated. The remaining liability is still recorded but the accrual of interest has been suspended since March 31, 1999.

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller (Wilson). The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The case was tried and a verdict rendered on September 13, 2000 in favor of Sklar. Specifically, Endo was held liable for conversion of Sklar property. ENDO, its shareholders, officers and directors were ordered to return all Sklar property and further the defendants were enjoined from using catalogs, artwork or other property of the company. As to interference with contractual relationships, a judgment was awarded in favor of Sklar against ENDO, in the amount of $16,500. Additionally the Judge stated that "Mr. Wilson intentionally created the impression that Sklar was in financial difficulty .... (Wilson) must have known that his words would have a deleterious effect on the relationship between Sklar and each alarmed vendor". Consequently the judge enjoined the Defendant, officers and shareholders from making representations to any third part as to Sklar's fiscal position or management. ENDO's counterclaim against Sklar was completely dismissed. The court has dismissed ENDO's post trial motions and the verdict was upheld.

In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendant has filed a counter claim. On October 27th, Wilson filed for protection under Chapter 7 of the Bankruptcy Code, placing the complaint under the jurisdiction of the U.S. Bankruptcy Court. Sklar intends to vigorously pursue its claim against Wilson.

A potential dispute has arisen concerning unexercised warrants from 1979. The company believes these to be invalid and anticipates a favorable outcome.

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

November 16, 2000