Form 10QSB
period 2000-12-31
SKLAR CORP
filed 2001-02-21
CIK 64500

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six
 month period ended                         December 31, 2000
                   -------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ------------------------

Commission file number                      1-6107
                      --------------------------------------------------------

                                SKLAR CORPORATION
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                        44-0625447
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                            Number)

889 S. Matlack Street, West Chester, Pennsylvania                      19382
-------------------------------------------------                  ------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number                        (610) 430-3200
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding February 1, 2001
   --------------------------------             ----------------------------
   (Common stock, $0.10 par value)                      1,104,940

Transitional Small Business Disclosure Format (Check one):  Yes ____  No   X
                                                                         -----

                                SKLAR CORPORATION

                                      INDEX



                                                                        Page No.

Part I   Financial Information

         Balance Sheet -
                  December 31, 2000 (unaudited) and March 31, 2000           3

         Statement of Income (Loss) -
                  nine months ended December 31, 2000 and 1999 (unaudited)   4

         Statement of Cash Flows -
                  nine months ended December 31, 2000 and 1999 (unaudited)   5

         Notes to condensed financial statements                           6 - 8

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9 - 10


Part II   Other Information

         Item 1     Legal Proceedings                                       11

         Item 3     Defaults Upon Senior Securities                         11

         Item 5     Other Information                                       12

         Item 6     Exhibits and Reports on form 8-K                        12

                                SKLAR CORPORATION
                                  BALANCE SHEET

ASSETS                                                         12/31/00            3/31/00
                                                              ----------          ----------
                                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash                                                     $   83,338          $  203,707
     Accounts Receivable                                       2,039,062           1,902,002
     Inventories (Note 5)                                      3,461,209           3,534,506
     Prepaid Expenses                                            419,034             246,361
                                                              ----------          ----------
TOTAL CURRENT ASSETS                                           6,002,643           5,886,576
EQUIPMENT AND IMPROVEMENTS (Note 6)                              548,635             656,690
GOODWILL (Note 7)                                                270,404             309,763
OTHER ASSETS                                                      81,323             232,304
                                                              ----------          ----------
TOTAL ASSETS                                                  $6,903,005          $7,085,333
                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term Bank Borrowings (Note 2)                      $  745,000          $  790,000
     Current Portion-Long-Term Debt and
         Capital Lease Obligations                               122,650             133,108
     Trade Accounts Payable                                    2,045,124           1,869,951
     Accrued Expenses                                            838,370           1,145,208
     Accrued Income Taxes                                          3,659               7,658
                                                              ----------          ----------
TOTAL CURRENT LIABILITIES                                      3,754,803           3,945,925

     Long-term Debt and Capital Lease Payable                          0                   0
                                                              ----------          ----------
TOTAL LIABILITIES                                              3,754,803           3,945,925
                                                              ----------          ----------

CONTINGENCIES                                                          0                   0

STOCKHOLDERS' EQUITY (Note 9):
     Series A  preferred stock, par value
       $.01 per share, authorized, 35,000 shares;
       24,825 issued  and 22,078 shares outstanding                  248                 248
     Series A subordinated preferred stock,
       no par value, authorized 4,000 shares; issued
       and outstanding                                                 0                   0
     Common stock, par value $.10 per share,
        authorized 1,500,000 shares; 1,497,952
        issued, 1,104,940 outstanding                            149,795             149,795
     Additional Paid-in Capital                                2,165,958           2,165,958
     Retained earnings                                           963,239             954,445
                                                              ----------          ----------

                                                               3,279,240           3,270,446
                                                              ----------          ----------

     Less treasury stock                                         131,038             131,038
                                                              ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                     3,148,202           3,139,408
                                                              ----------          ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $6,903,005          $7,085,333
                                                              ==========          ==========

                        See notes to financial statements

                                              SKLAR CORPORATION
                                         STATEMENTS OF INCOME (LOSS)
                                                 (Unaudited)

                                               3 Months Ended                       9 Months Ended
                                         12/31/00           12/31/99           12/31/00           12/31/99
                                       -----------        -----------        -----------        -----------
Revenues:
  Net Sales (Note 10)                  $ 2,833,102        $ 3,103,749        $ 9,383,965        $ 9,842,786

Cost and Expenses:
  Cost of Goods Sold                     1,346,357          1,611,577          4,558,889          5,231,463
  Selling, General & Admin               1,532,498          1,481,565          4,721,911          4,376,831
  Interest                                  33,323             26,396             94,371             85,035
                                       -----------        -----------        -----------        -----------

                                         2,912,178          3,119,538          9,375,171          9,693,329
                                       -----------        -----------        -----------        -----------

  Income/(Loss) before taxes               (79,076)           (15,789)             8,794            149,457

Provision for Income Taxes
  Currently Payable (Note 8)                (8,000)                 0                  0             18,008
                                       -----------        -----------        -----------        -----------

Net Income/(Loss)                          (71,076)           (15,789)             8,794            131,449
                                       -----------        -----------        -----------        -----------

Preferred Dividend
Requirement (Note 9)                        68,994             68,994            206,982            206,982
                                       -----------        -----------        -----------        -----------

Income (Loss) Applicable
To Common Shares                          (140,070)           (84,783)          (198,188)           (75,533)
                                       -----------        -----------        -----------        -----------

Per Share Data:

Weighted Average Common Shares
Outstanding
                                         1,104,940          1,104,940          1,104,940          1,104,940
                                       -----------        -----------        -----------        -----------

Basic and Diluted Loss Per Share       $     (0.13)       $     (0.08)       $     (0.18)       $     (0.07)
  (Note 11)                            ===========        ===========        ===========        ===========




                                      See notes to financial statements

                                SKLAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Unaudited)



                                                    For the Nine Months Ended
                                                   --------------------------
                                                    12/31/00         12/31/99
                                                   ---------        ---------

Net Cash Provided (Used) by Operating Activities   $ (17,712)       $ 381,428


Net Cash Used by Investing Activities                (47,067)        (194,189)

Net Cash Used by Financing Activities                (55,591)        (104,591)
                                                   ---------        ---------

Net Increase/(Decrease) in Cash                     (120,369)          82,648
Cash at Beginning of Period                          203,707           63,344
                                                   ---------        ---------

Cash at End of Period                              $  83,338        $ 145,992
                                                   =========        =========




                        See notes to financial statements

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   MANAGEMENT'S REPRESENTATION

In the opinion of Management, the unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the nine month period then ended.

NOTE 2   SHORT-TERM BANK BORROWINGS

On December 4, 1998 the Company entered into a loan and security agreement for $2,000,000, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of inventories. Borrowings based on eligible inventories may comprise up to 50% of the outstanding credit line amount. Qualifying accounts receivable and inventory used as a basis for the December 31, 2000 borrowing totaled $4,287,921. Unused available credit at December 31, 2000 was $806,836.

Borrowings from this line bear interest at the Bank's Prime Rate. At December 31, 2000 the Prime Rate was 9.5%. The interest expense on short-term bank borrowings for the nine months ended December 31, 2000 and 1999 amounted to $55,415 and $55,135, respectively.

The Company's Chief Financial Officer guarantees the full value of the loan personally.

NOTE 3   LONG-TERM DEBT

The original contract under which Dental Corporation of America (DCA) was acquired was renegotiated in April 1992. The renegotiated contract, among other things, changed the payment terms from three fixed $100,000 annual payments plus interest and royalties based upon future sales to a fixed monthly payment of $12,000 for one year commencing April 1, 1992 followed by a monthly payment of $5,000 for six years commencing April 1, 1993. The gross payments and associated liability under the new agreement were substantially the same as to those which were recorded, including interest, upon the acquisition of DCA. Accordingly, there has been no change to the financial statements in connection with this renegotiation. The new agreement did however change the aggregate prospective maturities. The Company has not made payments against this obligation since September 1996, but continues to reflect the liability (See Item 1 (A), Legal Matters under Part II, Other Information).

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

As of December 31, 2000, of the 1,500,000 shares of Common Stock authorized, 1,104,940 were outstanding. Of the Series A Preferred Stock, 35,000 were authorized and 22,078 shares outstanding.

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

On January 30, 2001, the shareholders approved a 1 for 50,000 reverse stock split of its Common Stock and the payment of $0.46 per share to redeem all fractional shares resulting from the reverse stock split. As a result, the number of shareholders of record of the Company's Common Stock will be reduced from approximately 769 to 3. Also, a majority of the holders of the Company's Series A Preferred Stock (the "Series A Preferred") approved an amendment to the terms of the Series A Preferred permitting the redemption of the fractional Common Stock shares. This amendment was effective on February 10, 2001. In all other respects, the Series A Preferred is not affected by the reverse stock split.

                                SKLAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9   STOCKHOLDERS' EQUITY (continued)

Upon the effectiveness of the Series A Preferred amendment, the Company will file a Form 15 with the Securities and Exchange Commission and terminate its obligations to file reports with the Commission pursuant to Rule 12g-4(a)(1)(i)under the Securities Exchange Act of 1934, as amended.

Holders of Common Stock will be contacted shortly after the filing of the Form 15 with instructions on how to deliver their Common Stock share certificates and receive fractional shares payments. Common Stock shareholders desiring to change or verify their contact information with respect to their Common Stock should contact the Company's transfer agent, American Stock Transfer Company at (800) 937-5449 or by e-mail at info@amstock.com.

NOTE 10   SALES

Revenue, net of allowance for estimated returns, is recognized upon the shipment of goods to the customer.

NOTE 11   NET EARNINGS  (LOSS) PER SHARE

Earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding after giving effect to the ratably accrued preferred dividend.

NOTE 12   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid amounted to $56,512 in the nine months ended December 31, 2000, and $55,548 in the nine months ended December 31, 1999.

Income taxes paid amounted to $44,255 in the nine months ended December 31, 2000, and $59,658 in the nine months ended December 31, 1999.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

Income and Expense Items as Percentage of
Net Sales for the nine months ended December 31

                                    2000                   1999
                                    ----                   ----

Net Sales                           100.0%                100.0%
Cost of Sales                        47.5                  53.1
Gross Profit                         52.5                  46.9
Selling, General and
  Admin. Expenses                    54.1                  44.5
Income Before
  Interest & Taxes                   (1.6)                  2.4
Interest Expense                      1.2                   0.9
Income Before
  Income Taxes                       (2.8)                  1.5
Net Income                           (2.5)                  1.3

SALES

For the nine month period ended December 31, 2000 compared to the comparable period ended December 31, 1999, sales decreased $458,821 or 4.7%. The decrease in sales is the result of market conditions and a general slowing of the economy. Management considers this decrease to be a short-term aberration.


COST OF SALES

Cost of sales as a percentage of sales for the nine month period ended December 31, 2000 and 1999 decreased 5.6%. The variation in margin between the two comparative periods is, in part, a function of the decreased cost of purchases made in Deutsche Marks at the current favorable exchange rates. Any additional variation would be the result of changing product mix.

                                SKLAR CORPORATION
                       MANAGEMENT DISCUSSION AND ANALYSIS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Despite a decrease in sales, the Company continued on its current marketing and operations plan. Selling, General and Administrative expenses for the nine month period ended December 31, 2000 have increased $345,080 or 7.9% from the nine month period ended December 31, 1999. The Company continues to incur significant costs associated with going private and the necessary SEC filings that are required. With the exception of the SEC-related costs, management expects to continue this level of expenditure in future periods.

INTEREST

Interest costs increased $9,336 or 11% for the nine month period ended December 31, 2000 compared to the nine month period ended December 31, 1999 due to fluctuations in the outstanding line of credit and the borrowing rate.

INCOME TAXES

Federal income tax expense is reduced in both periods by the available net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended December 31, 2000, cash provided by operating activities, non-cash expenses and decreases in inventory were not enough to offset the increase in accounts receivable and prepaid expenses and the net decrease in accounts payable and accrued expenses. When combined with a reduction in the credit line and additional capital expenditures the result was a decrease in cash of $120,000.

In the comparative nine month period, net income and non cash expenses were the primary drivers behind cash provided by operations. Additionally, increases in accounts receivable and inventory reduced cash available by approximately $165,000.

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

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller (Wilson). The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The case was tried and a verdict rendered on September 13, 2000 in favor of Sklar. Specifically, Endo was held liable for conversion of Sklar property. ENDO, its shareholders, officers and directors were ordered to return all Sklar property and further the defendants were enjoined from using catalogs, artwork or other property of the company. As to interference with contractual relationships, a judgment was awarded in favor of Sklar against ENDO, in the amount of $16,500. Additionally the Judge stated that "Mr. Wilson intentionally created the impression that Sklar was in financial difficulty .... (Wilson) must have known that his words would have a deleterious effect on the relationship between Sklar and each alarmed vendor". Consequently the judge enjoined the Defendant, officers and shareholders from making representations to any third party as to Sklar's fiscal position or management. ENDO's counterclaim against Sklar was completely dismissed. Post trial motions have been filed. Sklar anticipates that all verdicts will be upheld.

In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct in the practice of public accounting and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendant has filed a counter claim. On October 27, 2000. Wilson filed for protection under Chapter 7 of the Bankruptcy Code, placing the complaint under the jurisdiction of the U.S. Bankruptcy Court. Sklar intends to vigorously pursue its claim against Wilson.

A potential dispute has arisen concerning unexercised options from 1979. The company believes these to be invalid and anticipates a favorable outcome.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As disclosed in Note 9 to the financial statements, the registrant did not declare a dividend on its cumulative Series A Preferred Stock on June 30, 1988 through 2000.

ITEM 5   OTHER INFORMATION

On January 30, 2001, the shareholders approved a 1 for 50,000 reverse stock split of its Common Stock and the payment of $0.46 per share to redeem all fractional shares resulting from the reverse stock split. As a result, the number of shareholders of record of the Company's Common Stock will be reduced from approximately 769 to 3. Also, a majority of the holders of the Company's Series A Preferred Stock (the "Series A Preferred") approved an amendment to the terms of the Series A Preferred permitting the redemption of the fractional Common Stock shares. This amendment was effective on February 10, 2001. In all other respects, the Series A Preferred is not affected by the reverse stock split.

Upon the effectiveness of the Series A Preferred amendment, the Company will file a Form 15 with the Securities and Exchange Commission and terminate its obligations to file reports with the Commission pursuant to Rule 12g-4(a)(1)(i)under the Securities Exchange Act of 1934, as amended.

Holders of Common Stock will be contacted shortly after the filing of the Form 15 with instructions on how to deliver their Common Stock share certificates and receive fractional shares payments. Common Stock shareholders desiring to change or verify their contact information with respect to their Common Stock should contact the Company's transfer agent, American Stock Transfer Company at (800) 937-5449 or by e-mail at info@amstock.com.


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

February 20, 2001