Form 10KSB40
period 2001-03-31
SKLAR CORP
filed 2001-07-20
CIK 64500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

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

         Yes  X   No
             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended March 31, 2001 were $12,475,410.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of the filing. There have been no reported trades within the last twelve months on which to base a determination of market value. The Company filed a Transaction Statement on Schedule 13E-3 and a related Proxy Statement under Regulation 14(a) in connection with a proposed going private transaction and related one for 50,000 reverse split of the Company's Common Stock. Shareholders approved the proposal and the price paid for fractional shares was $.46 per share. Prior to January 30, 2001 and based on such price per share, the aggregate market value of common stock held by non-affiliates was $232,272.

     As of June 1, 2001 there were 12 shares of the issuer's Common Stock outstanding.

     TABLE OF CONTENTS
     -----------------

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.   Business............................................................    4
2.   Properties..........................................................   14
3.   Legal Proceedings...................................................   15


4.   Submission of Matters to a Vote of
     Security Holders....................................................   16

                                     PART II

5.   Market for the Registrant's Common
     Equity and Related Stockholder
     Matters.............................................................   17
6.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations.......................................................   18
7.   Financial Statements................................................   21
8.   Changes in and Disagreements with
     Accountants on Accounting and Financial
     Disclosure..........................................................   21

                              PART III

9.   Directors and Executive Officers
     of the Registrant...................................................   22
10.  Executive Compensation..............................................   24
11.  Security Ownership of Certain Beneficial
     Owners and Management...............................................   25
12.  Certain Relationships and Related
     Transactions........................................................   27
13.  Exhibits and Reports on Form 8-K....................................   29
     Signatures..........................................................   30

PART I

Item 1.  Business
         --------

General
-------

     The Company imports and distributes high quality medical and surgical instruments, including dental and veterinary instruments in the United States.

Recent Developments
-------------------

     On January 30, 2001, the shareholders approved a 1 for 50,000 reverse stock split of its Common Stock and the payment of $0.46 per share to redeem all fractional shares resulting from the reverse stock split. As a result, the number of shareholders of record of the Company's Common Stock was reduced from approximately 769 to 3. Also, a majority of the holders of the Company's Series A Preferred Stock (the "Series A Preferred") approved an amendment to the terms of the Series A Preferred permitting the redemption of the fractional Common Stock shares. This amendment was effective on February 10, 2001. In all other respects, the Series A Preferred is not affected by the reverse stock split.

     Subsequent to the effectiveness of the Series A Preferred amendment, the Company filed a Form 15 with the Securities and Exchange Commission and terminated its obligations to file reports with the Commission pursuant to Rule 12g-4(a)(1)(i)under the Securities Exchange Act of 1934, as amended.

     Holders of Common Stock were contacted shortly after the filing of the Form 15 with instructions on how to deliver their Common Stock share certificates and receive fractional shares payments. Common Stock shareholders desiring to change or verify their contact information with respect to their Common Stock should contact the Company's transfer agent, American Stock Transfer Company at (800) 937-5449 or by e-mail at info@amstock.com.

     In addition, the Company is no longer required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors and 10% or greater stockholders would no longer be subject to the reporting requirements and "short swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements.

Organization
------------

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

     The Company currently markets products through two divisions. The surgical instrument division is made up of lines that are primarily hand held surgical instruments, products that are complementary such as the instrument care and cleaning line, line extensions such as sterile procedure kits, and new low cost/low margin disposables such as scalpels and blades. The surgical instrument division accounts for 95.3% of the Company's revenue. The orthodontics division accounts for 4.7% of the Company's revenue as a "catalog seller" to a niche market of orthodontists.

Products
--------

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

     During the fiscal year ended March 31, 2001, the Company developed a new physician catalog incorporating new products and many products from recently published standalone catalogs. This catalog will be initially deistributed during the first half of fiscal 2002.

     During the last year the Company continued to focus on strengthening its relationships with key accounts and the addition of new product groups to its product line. These products include specialty medical sponges, sterile processing products, disposable gynecological instruments, instrument trays, containers and related medical accessories. As with the new product groups introduced the preceding last year, these new items were chosen to take advantage of, (i) the consolidating medical supply environment, (ii) the shifting age demographics of the general population and, (iii) the desirability of disposable products that are safer for the healthcare worker, and save labor and energy for the end user. The new items added to the line in the past two years form a cohesive category that the Company has integrated into its new "Disposable and Central Supply Catalog". This catalog, printed in June 1999, was introduced to customers during the fiscal year ended March 31, 2000. The Company believes these new products, if they gain market acceptance, will increase the Company's net sales. Although the sales from these products last year were not sufficient to affect gross margin, as the sales from these new products increase, the Company expects a decline in gross margin since disposable products generally carry a lower percentage profit than non-disposable instruments. While the Company has successfully test marketed several new disposable products, there are no assurances that all of these new products will find customer acceptance due to potential conflicts with existing distributor product lines and existing group purchasing organization ("GPO") vendor contracts.

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

Markets
-------

     The continuing trend in the healthcare industry is the move to managed care and its resulting emphasis on cost reduction. This places significant pressure on pricing as well as product utilization and has caused the consolidation of distributors, GPO's, hospitals and other end users. Healthcare is more often being provided in a variety of alternative care centers ranging from sub-acute care to freestanding surgery centers to doctors' offices. Management believes the Company is positioned to reach all of these markets. The Company either has or is pursuing contracts and/or agreements with the major, full line, distributors to these markets. Although the contracts and agreements do not guarantee exclusivity, it has been the Company's experience that once its products are accepted by the distributor, the products are sold ahead of the competition. The Company's strategy is to leverage this effort through its own inside and outside sales force that markets directly to the end user to cause pull through demand. The Company is pursuing GPO contracts and during the past year signed several local, regional and secondary national contracts. To date, the Company has just begun developing these contractual relationships and they are currently not producing significant sales growth. It is the Company's intention to continue to pursue GPO contracts, however the Company's late entry to this market may place it at a disadvantage when competing against instrument companies with existing contracts. The Company has signed local contracts and one national primary GPO contract. Generally hospitals belong to local, regional and national buying groups. Sklar's risk is that although it has local contracts, the regional and national purchasing contracts often override these local agreements.

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

     The Company markets its products through the medical distribution network of large and small dealers. The Company's products are advertised in trade periodicals and also exhibited at industry trade shows. The Company has approximately 5,000 active accounts. Approximately 4,000 of these are small volume DCA customers. As a result of the continuing industry consolidation the Company's sales are concentrated among its few largest customers which account for approximately 67% of the Company's volume.

Sources of Supply
-----------------

     Instruments
     -----------

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

     Disposable and Other Products
     -----------------------------

     Disposable products are purchased from approximately 40 vendors in the United States and the world. Payment for these items is made in U.S. dollars. These products are not sourced from the traditional instrument vendors. The disposable products carry the Sklar brand name and packaging with an ordering lead-time of up to six months.

     Instrument Inventory and Lead-Time
     ----------------------------------

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

Competition
-----------

     The Company is faced with two distinct types of competitors. One is the "direct selling" company. The other is the "dealer oriented" company. The "direct selling" companies are manufacturers that are typically divisions of large corporations having their own sales force who call on and sell directly to the end-user, primarily hospitals. The "dealer oriented" companies tend to be smaller and privately owned. The "direct selling" companies account for approximately 70% of the sales to end users but the Company believes the market share held by "dealer oriented" companies such as itself, has been stable in recent years. The Company believes that the "dealer oriented" companies control approximately 30% of the instrument market. The Company believes that there are approximately three significant "dealer oriented" companies and six "direct sales" companies.

Competitive Strengths
---------------------

     The Company believes the following factors have been critical to its success to date and will be important in realizing growth potential in the future.

     Broad Product Offering
     ----------------------

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

     Established Relationships With Distributors
     -------------------------------------------

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

     Leveraged Sales Organization
     ----------------------------

     The Company employs more than thirty-five sales and marketing personnel. It develops specialty catalogs, extensive promotions and sample programs in-house. Active coordination of these programs through the distributor sales organization to the end user, leverages Sklar's sales effort into a much larger presence in the market.

     Customer Service Focus
     ----------------------

     The Company's sales and service operation provides customers with fast, knowledgeable responses to their inquiries, fast and accurate order turnaround, and is Electronic Data Interchange ("EDI") capable. Additionally, Sklar utilizes the Internet to provide over 1,200 informational pages to the healthcare market.

     Sklar Brand Name
     ----------------

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

     The Leverage of the Sklar Brand Name and The Sales Organization through New
     ---------------------------------------------------------------------------
     Products and Supply Chain Management.
     -------------------------------------

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

     Patents and Trademarks
     ----------------------

     The Company has no material patents. The Company has registered the following trademarks: "Misdom-Frank", "Merit", "MIFCO", "Ralks", "Sklar", "SklarCut", "SklarHone", "SklarKleen", "Sklar Polish", "SklarLite", "Sklar Lube", "Sklar Soak", "Sklar Disinfectant", "Sklarlite", "SklarGrip", "SklarEdge", "SklarFresh", "Sklar InstruGuard", "SurgiOR", "Econo", "SMS", "Dittmar", "Herwig", "DCA", "TraGinAte", "KnoKurl", "Sklar Tru-Punch", "SklarZyme", "SklarTite", "SklarSpec", and "Sklar Sterile". The recognition of these trademarks is considered to have significant commercial value. Revenue (not including standard instruments) from Sklar branded products is expected to exceed 25% of the Company's sales in 2002.

Government Regulation
---------------------

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

Research and Development
------------------------

     The company expends significant time and effort in determining new product lines which will be compatible with Sklar's core business and in determining which manufacturers can provide the quality and service necessary to become a Sklar Brand new product. Generally the Company is a distribution company and does not perform research and development of new products. However, this year Sklar incurred approximately $100,000 in expenses relating to the development of patents and design of a safety syringe. While there are no guarantees that this product will come to market, Sklar anticipates sales from this product line to begin as early as second quarter 2002. Sklar is pursuing a distribution agreement with a Chinese company for the import of these and other medical products.

Costs of Compliance to Environmental Regulations
------------------------------------------------

     The Company incurs minimal costs associated with environmental laws and regulations.

Employees
---------

     The Company currently has approximately seventy-five employees including its principal executive officers. None of its employees are covered by collective bargaining agreements. The Company believes its employee relations are satisfactory. The Company provides a 401(k) savings plan with matching contribution and profit savings features.

Item 2.  Properties
         ----------

     The Company's executive offices, warehouse, and operations are presently located at 889 South Matlack Street, West Chester, Pennsylvania, 19382. The building consists of approximately 10,000 square feet of office space and 12,500 square feet of warehouse space and is leased at an annual rental of $232,800. The current lease expires December 11, 2008. In November of 1999, Sklar leased an additional 16,000 square feet of space to be used for warehousing disposables and assembly of Sklar Sterile Products. The company leased the space for five years at the extremely favorable rate of $65,000 per year under a triple net lease. The below market favorable terms were granted to Sklar because the owner of the building has the right to terminate the lease with ninety days notice if their space requirements exceed their current usage. The Company believes its current space sufficient, but if the ninety-day option were to be exercised, the Company would have to replace the 16,000 square feet. In December of 2000, Sklar leased approximately 45 acres of undeveloped land in Penn Township, PA. The land is held, pending zoning changes, for future Sklar expansion. The lease expires December 13, 2001 but is renewable from year to year unless terminated with sixty days notice prior to the expiration of the lease.

Item 3.  Legal Proceedings
         -----------------

     The Company filed suit in 1992 against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. A stipulation of dismissal was filed with the Court on January 9, 2001. The case was settled satisfactorily and both parties have resolved all claims and counterclaims.

     The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller (Wilson). The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The case was tried and a verdict rendered on September 13, 2000 in favor of Sklar. Specifically, Endo was held liable for conversion of Sklar property. ENDO, its shareholders, officers and directors were ordered to return all Sklar property and further the defendants were enjoined from using catalogs, artwork or other property of the company. As to interference with contractual relationships, a judgment was awarded in favor of Sklar against ENDO, in the amount of $16,500. Additionally the Judge stated that "Mr. Wilson intentionally created the impression that Sklar was in financial difficulty .... (Wilson) must have known that his words would have a deleterious effect on the relationship between Sklar and each alarmed vendor". Consequently the judge enjoined the Defendant, officers and shareholders from making representations to any third party as to Sklar's fiscal position or management. ENDO's counterclaim against Sklar was completely dismissed. Post trial motions have been filed. The court dismissed Endo's motion. The matter was conclusively resolved in Sklar's favor and the court's ruling is final. Sklar intends to vigorously pursue its judgment against ENDO.

     In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct as a licensed Certified Public Accountant and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendant has filed a counter claim. On October 27, 2000, Wilson filed for protection under Chapter 7 of the Bankruptcy Code, placing the complaint under the jurisdiction of the U.S. Bankruptcy Court. A motion to lift the stay was presented to the bankruptcy Court on behalf of Sklar and has been granted.
 The matter has been remanded to the Chester County Court of Common Pleas where the trial will go forward on the allegations against Mr. Wilson. Sklar intends to vigorously pursue its claim against Wilson.

     A potential dispute has arisen concerning unexercised options from 1979. The company believes these to be invalid and anticipates a favorable outcome.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

     On January 30, 2001, the shareholders approved a 1 for 50,000 reverse stock split of its Common Stock and the payment of $0.46 per share to redeem all fractional shares resulting from the reverse stock split. As a result, the number of shareholders of record of the Company's Common Stock was reduced from approximately 769 to 3. Also, a majority of the holders of the Company's Series A Preferred Stock (the "Series A Preferred") approved an amendment to the terms of the Series A Preferred permitting the redemption of the fractional Common Stock shares. This amendment was effective on February 10, 2001. In all other respects, the Series A Preferred is not affected by the reverse stock split.

     Subsequent to the effectiveness of the Series A Preferred amendment, the Company filed a Form 15 with the Securities and Exchange Commission and terminated its obligations to file reports with the Commission pursuant to Rule 12g-4(a)(1)(i)under the Securities Exchange Act of 1934, as amended.

     Holders of Common Stock were contacted shortly after the filing of the Form 15 with instructions on how to deliver their Common Stock share certificates and receive fractional shares payments. Common Stock shareholders desiring to change or verify their contact information with respect to their Common Stock should contact the Company's transfer agent, American Stock Transfer Company at (800) 937-5449 or by e-mail at info@amstock.com.

     In addition, the Company is no longer required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors and 10% or greater stockholders would no longer be subject to the reporting requirements and "short swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements.



PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          -------------------------------------------------------------
          Holder Matters
          --------------

     Except for limited or sporadic transactions, there is no established public trading market for the Common Stock of the Company.

     As of June 1, 2001 the Company had 3 holders of record of its Common Stock. The Company believes there are approximately 3 beneficial owners of the Company's Common Stock.

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

     Under the terms of the Preferred Stock, if there exists cumulative unpaid preferred dividends, the holders of the Series A Preferred Stock, voting separately as a class, are entitled to elect a number of additional directors to the Board of Directors of the Company sufficient to cause such directors to be a majority of the Board. Currently of the five Board members, four are holders of Preferred Stock. These Board members and Preferred Stockholders own or control approximately 76.3% of the outstanding preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.



Item 6.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

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

     The following table sets forth, for the periods indicated, the percentage of net sales for certain items in the Company's Statements of Income for each period:

              Income and Expense Items as a Percentage of Net Sales
              -----------------------------------------------------

                              Years Ended March 31
                              --------------------

                                                  2001         2000
                                                  ----         ----

     Net Sales                                   100.0%       100.0%
     Cost of Sales                                49.6         49.6
     Gross Profit                                 50.4         50.4
     Selling, General & Admin. Expenses           49.8         46.5
     Other (Income) Expense                       (0.1)         0.3
     Income Before Interest & Taxes                0.7          3.6
     Interest Expense                              1.0          0.9
     Income (Loss) Before Income Taxes            (0.3)         2.7
     Net Income (Loss)                            (0.3)         2.4


Results of Operations
---------------------

2001 Compared to 2000:

     Net sales for 2001 decreased 2.8% from 2000. Competitive pressures and the sale of a key customer to a competitor contributed greatly to this fact. Management believes the effect of these events will be overcome by the continued introduction of new disposable and sterile instrument product lines and there will be no long-term effect on future sales growth.

     Cost of sales, as a percent of sales remained the same in 2001 as 2000 at 49.6%. The exchange rate effect on purchases of German products continued in a favorable direction. The Deutsche Mark dropped approximately 8.6% during this period. This currency drop provided realized gains of $97,591 versus 2000's $112,247. GPO contract pricing, key account agreements, and the increasing influence of new disposable products are expected to reduce gross margin over the next few years.

     Selling, general and administrative expenses for fiscal 2001 increased $245,345 or 4.1% over fiscal 2000. Payroll expense was a contributing factor with a 5.1% increase over the previous year. Professional fees increased by 16.9% as fees in on-going legal expenses for the going-private transaction continue to be incurred.

Effects of Dollar Strength
--------------------------

     In 2001 and 2000 the Company purchased 34.2% and 52.0%, respectively, of its medical instrument products in Deutsche Marks. Orders are placed in Deutsche Marks and payment is made within three to six months after the order is placed. The Company engages in forward purchases of foreign currency to hedge approximately 60% of its foreign currency exposure. During the year ended March 31, 2001, the Company's involvement in this activity, which generally equates to three to four months of anticipated purchase payment, has historically provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect of forward contracts on earnings during the year was immaterial.

     During 2001 the Deutsche Mark continued to weaken against the dollar resulting in a $97,591 benefit to the Company due to settlement gains. A similar effect of the dollar strengthening in fiscal 2000 resulted in a gain for the year of $112,247. Should the Deutsche Mark increase in cost relative to the dollar the Company would expect a significant decrease in earnings and a higher cost of goods until the effect could, if possible, be passed on to the customer as a price increase. In today's highly competitive medical industry, there is no guarantee that the Company would be able to pass on a price increase; therefore, the Company's annual earnings can be affected by the volatility in the value of the dollar to the Deutsche Mark but to a lesser extent than in the past since purchases in Deutsche Marks are declining.

Liquidity and Capital Resources
-------------------------------

     The Company continues to attempt to fund its operations from cash provided by operating activities. In 2001, however, significant non-cash expenses were not sufficient to offset the effect of the net loss coupled with a net outflow in operating assets and liabilities in the amount of $321,000. Consequently, $65,000 was used in operating activities.

     The Company's short-term borrowing during 2001 increased throughout the year with a spike in borrowing in August. Available borrowing under the line of credit facility amounted to $623,000 at March 31, 2001. Borrowings on the line of credit were utilized to fund capital lease obligations and a partial retirement of the fractional shares relating to the reverse stock split.

     Capital additions during fiscal 2000 were funded exclusively from operations. It is felt that normal future capital additions can be funded from operations.

     In December 1998, the Company secured a new credit facility from a bank, which included a $2,000,000 line of credit, collateralized by the sum of 80% of qualifying accounts receivable plus 50% of eligible inventories. The inventory component cannot exceed 50% of the borrowing base. Qualifying accounts receivable and inventories used as a basis for the March 31, 2001 borrowing totaled $4,169,979. Management believes that expected cash flows from operations, combined with amounts available under the current bank facility, will be sufficient to meet the Company's liquidity needs in the foreseeable future.

Item 7.  Financial Statements
         --------------------

     See the Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required by Schedules called for under Regulation S-X is either not applicable or is included in the Financial Statements or notes thereto.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures
          ---------------------

     Not Applicable.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

     The Directors and Executive Officers of the Company, their ages, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

     Don Taylor. Mr. Taylor, age 55, was appointed to the Board in November 1988 and was elected President of the Company in January 1989. From 1986 to 1989 he was retained as a "turnaround" consultant to the Company. From 1969 to 1982 he owned and operated a chain of drug stores. Additionally, from 1981 until 1986 he owned a consulting firm specializing in the turnaround of financially troubled companies. His experience includes operations, sales and marketing.

     Michael Malinowski. Mr. Malinowski, age 47 was appointed to the Board in April 1991, and has served as Executive Vice President since 1994 and Chief Financial Officer since 1998. He has been employed by the Company since 1986 in the positions of General Manager and Vice President of Operations. Mr.
Malinowski has a background in computer systems management and operations. His responsibilities as Chief Financial Officer include the oversight of the financial department and Information Systems.

     Michael Viner. Michael Viner, age 53, has been Vice President of Operations since January 1999. Prior to joining the company and for the past four years, Mr. Viner was engaged by the company as a consultant to advise the company on various operations matters, including warehouse and regulatory systems. Mr. Viner's background includes 30 years with consulting firms specializing in productivity improvement and cost reduction for Fortune 500 companies.

     George Kellam. Mr. Kellam, age 61, was appointed to the Board in 1993. Mr. Kellam has been the owner and President of G&M. Enterprises, Inc, a company which specializes in the advertising and promotional business, for twenty years.

     William R. Knepshield. Mr. Knepshield, age 66, was appointed to the Board in 1991. Mr. Knepshield has twenty-one years experience as the Chief Executive of several publicly held companies involved with the medical technology field and the inventions of innovative medical devices. From 1989 to 1993 Mr. Knepshield was president and Chief Executive Officer of KMI, Inc. a company involved in the development and sale of sophisticated microsurgical instruments for opthalmology. Currently Mr. Knepshield is president and Chief Executive Officer of WBSK, Inc. which has developed and owns numerous patents pertaining to needles and the protection of healthcare workers.

     Albert Wicks. Mr. Wicks, age 52, was appointed to the Board in 1990. Mr. Wicks has been the owner, President and Chairman of C&S Medical Supply, a company specializing in the distribution of medical supplies to the physician market, for fourteen years. Prior to founding C&S Medical Supply, he spent thirteen years in sales and management of Foster Medical, a company that specializes in sales of supplies to physicians.

     Directors are elected at each Annual Meeting of Shareholders and serve for a term of two years. Officers serve at the pleasure of the Board of Directors.

Item 10.  Executive and Director Compensation
          -----------------------------------

Summary Compensation Table

     The following table sets forth the aggregate cash compensation paid by the Company for the fifty-two weeks ended March 31, 2001 to those executive officers whose salary and bonus exceeded $100,000 and the Chief Executive Officer.

                                                                                                Long-Term Awards
                                         Annual Compensation                                     Compensation
                                 -----------------------------------------------     ---------------------------------------------
Name and Principal                                                  Other Annual      Restricted     Securities       All Other
Position                                                            Compensation      Stock          Underlying       Compensation
                      Year        Salary           Bonus                 (1)          Award(s)       Options

Don Taylor President  2001       $206,998          $  3,200          $27,988               0             0                     0
                      2000       $197,770          $ 20,000          $33,929               0             0                     0
                      1999       $163,096          $ 26,463          $20,090               0             0                     0

Michael Malinowski    2001       $105,573          $55,200           $18,245               0             0                     0
Vice Pres., Chief     2000       $105,573          $72,848           $27,481               0             0                     0
Financial Officer     1999       $100,993          $86,758           $65,706

(1) For 2001, Mr. Taylor's Other Annual Compensation includes $12,165 automobile allowance and $5,100 matching 401(k) contributions and $10,723 in profit sharing contributions. Profit sharing contributions are allocated among all participants in the 401(k) Plan.

     For 2001, Mr. Malinowski's Other Annual Compensation includes $2,422 automobile allowance and $5,100 matching 401(k) contributions and $10,273 in profit sharing contributions.

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

                                        Aggregated Option Exercises in Last
                                        -----------------------------------
                                       Fiscal Year and FY-End Option Values
                                       ------------------------------------


                                                                                 # of Securities                       Value of
                                                                                 Underlying        Value of            unexercised
                                                                                 Unexercised       unexercised         in-the-money
                       Shares         Value       # of Securities Underlying     Options at        in-the-money        option at
                       acquired on    Realized    Unexercised Options at         FY-End            option at FY-End    FY-End
Name                   exercise (#)   ($)         FY-End Exercisable             Unexercisable     Exercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

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



Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The table below sets forth certain information as of June 1, 2001 regarding the beneficial ownership, as defined in regulations of the Securities and Exchange Commission, of (i) each

__________
1 Represents options to purchase shares of Series A subordinate preferred stock at $10.00 per share granted in 1988. These options expire December 31, 2002. The Company is unable to determine the value of these options at FY-end.

person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director of the Company, and (iii) all directors and executive officers as a group. On June 1, 2001, there were 12 shares of the Company's Common Stock, 22,078 Shares of Series A Preferred Stock and 0 (zero) shares of Series B subordinated Preferred Stock outstanding. Unless otherwise specified, the named beneficial owner has sole voting and investment power. The information in the table below was furnished by the persons listed. "Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person.

Names and Address of            Title of Class      Amount and Nature of     Percentage of Class
Beneficial Owner                                    Beneficial Owner

Don Taylor                      Preferred            10,575 (1)                  40.6
241Clonmell-Upland Rd.          Common                    6                      50.0
West Grove, PA  19390

Michael Malinowski              Preferred              6,199                     28.1
613 Aberdeen Drive              Common                     5                     41.7
Kennett Square, PA  19348

George Kellam                   Preferred                 20                   (Less than 1%)
1060 North State St.            Common                     0
Dover, DE  19901

William R. Knepshield           Preferred                 50                   (Less than 1%)
11 Roselawn Lane                Common                     0
Malvern, PA  19355

Albert Wicks                    Preferred                  0                   (Less than 1%)
1604 Dogwood Drive              Common                     0
West Lawn, PA  19607

Michael A. Viner                Preferred                  0
425 Homestead Road              Common                     1                      8.3
Wilmington, DE  19805

All directors and officers as   Preferred              16,844 (1)                 76.3
a group                         Common                     12                    100.0

(1) Includes 4,000 options to purchase Series A Subordinated Preferred Stock currently exercisable.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

Legal

     The Company obtained legal services from an individual who is the spouse of the Company's President. Fees paid during the fiscal year ended March 31, 2001 amount to $69,424.

J.B. Associates

     The Company leases the space in which its executive office and warehouse is located from J.B. Associates. J.B. Associates is owned by Don Taylor. Mr. Taylor is President and director of the Company. Rent expense for this building was $232,800 in both 2001 and 2001. Two months rent are prepaid in the amount of $38,800 at March 31, 2001.


Board Members

     The Company has incurred consulting expense of $36,000 payable to Board Member William Knepshield for work related to the development of patents and design of a safety syringe.

Big Pine Key Limited Partnership

     The Company leases approximately 45 acres of undeveloped land in Penn Township, PA from Big Pine Key Limited Partnership, which is owned by Don Taylor. The land is held, pending zoning changes, for future Sklar expansion. Mr. Taylor is President and director of the Company. Rent expense for this land was $12,500 and $0 in 2001 and 2000 respectively.

Officer Advances

     The Company has advanced funds from time to time to certain of its officers and directors. As of March 31, 2001 the total amount due to the Company from Don Taylor, Michael Malinowski, and Michael Viner for funds advances was $367,563, $25,326, and $48,000 respectively. The funds were advanced to Mr. Taylor and Mr. Malinowski on a short-term basis and are non-interest bearing. The funds advanced to Mr. Viner bear a 10% interest rate with interest payments only through September, 2000, followed by monthly installments through September, 2003. Mr. Viner has outstanding interest due of $3,600, outstanding installment payments of $9,293 and an employee advance of $4,935. As of March 31, 2000, the amounts due the Company from Mr. Taylor, Mr. Malinowski and Mr. Viner were $334,559, $25,326 and $48,000 respectively.

T/S Instrument Co.

     The Company purchases medical instruments and repair services from a company in which Don Taylor, the Company's President, was a minority shareholder. Mr. Taylor receives payments on a note and a percentage of the gross revenue of this company for a period of time as compensation for the sale of his interest. The Company's purchases from T/S Instrument amounted to $787,524 and $1,020,036 for 2001 and 2000, respectively, and Mr. Taylor received for the same years from T/S Instrument, $219,000 and $293,500.

Item 13.  Exhibits and Reports on Form 8-K [Electronic Filing Exhibits]
          --------------------------------

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

                                            Date:  July 20, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Don Taylor              President and Director                 July 20, 2001
    Don Taylor

/s/ Michael Malinowski      Executive Vice President,              July 20, 2001
    Michael Malinowski      Chief Financial Officer and
                            Director


/s/ George Kellam           Director                               July 20, 2001
    George Kellam

/s/ William R. Knepshield   Director                               July 20, 2001
    William R. Knepshield

/s/ Albert Wicks            Director                               July 20, 2001
    Albert Wicks

                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT



Status                   Company Name & Address                     Percentage
------                   ----------------------                    of Ownership
                                                                   ------------

INACTIVE                 Sklar Purchasing Corporation               100%
                         889 S. Matlack Street
                         West Chester, PA   19382

INACTIVE                 Sklar Surgical Instrument Corporation      100%
                         889 S. Matlack Street
                         West Chester, PA   19382

INACTIVE                 Ralks Ltd.                                 100%
                         889 S. Matlack Street
                         West Chester, PA   19382

INACTIVE                 Sales and Marketing Specialists, Inc.      100%
                         889 S. Matlack Street
                         West Chester, PA   19382

INACTIVE                 Sklar Sterile                              100%
                         889 S. Matlack Street
                         est Chester, PA   19382

                                SKLAR CORPORATION
                                -----------------

                              FINANCIAL STATEMENTS
                              --------------------

                                 MARCH 31, 2001
                                 --------------

                                SKLAR CORPORATION
                                -----------------
                                 MARCH 31, 2001
                                 --------------







                                    CONTENTS
                                    --------
                                                                            Page
                                                                            ----


Independent Auditors' Report                                                 F-3


FINANCIAL STATEMENTS:
---------------------

   Balance Sheet as of March 31, 2001                                  F-5 - F-6

   Statement of Income for the Years
       Years Ended March 31, 2001 and 2000                                   F-7

   Statement of Stockholders' Equity for
     the Years Ended March 31, 2001 and 2000                          F-9 - F-10

   Statement of Cash Flows for the
     Years Ended March 31, 2001 and 2000                                    F-11

   Notes to Financial Statements                                     F-12 - F-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Sklar Corporation
West Chester, Pennsylvania

     We have audited the accompanying balance sheet of Sklar Corporation as of March 31, 2001 and the related statements of income, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sklar Corporation as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                            STOCKTON BATES, LLP



Lancaster, Pennsylvania
June 28, 2001

                                SKLAR CORPORATION
                                -----------------

                                  BALANCE SHEET
                                  -------------

                                SKLAR CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2001



                                     ASSETS
                                     ------


CURRENT ASSETS:
   Cash                                                               $  122,932
   Accounts receivable                                                 1,944,722
   Inventories                                                         3,184,952
   Prepaid expense                                                       528,392
                                                                      ----------

       Total current assets                                            5,780,998







FIXED ASSETS                                                             501,989









GOODWILL                                                                 204,639









OTHER ASSETS                                                              94,945
                                                                      ----------


TOTAL ASSETS                                                          $6,582,571
                                                                      ==========

                                SKLAR CORPORATION
                                -----------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2001
                                 --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
   Short-term borrowings                                              $  996,000
   Accounts payable                                                    1,999,218
   Accrued expenses, taxes and other liabilities                         722,118
                                                                      ----------

       Total current liabilities                                       3,717,336
                                                                      ----------





CONTINGENT LIABILITIES                                                        --



STOCKHOLDERS' EQUITY:
   Series A preferred stock, par value $.01 share, authorized
     35,000 shares, 24,825 issued and 22,078 outstanding                     248
   Series A subordinated preferred stock, no par value,
     authorized 4,000 shares, issued and outstanding 0                        --
   Common stock, par value $.10 share, authorized 30
     shares, 12  issued and outstanding at March
     31, 2001                                                                  1
   Additional paid-in capital                                          2,004,337
   Retained earnings                                                     912,544
                                                                      ----------
                                                                       2,917,130
       Less treasury stock                                                51,895
                                                                      ----------

       Total stockholders' equity                                      2,865,235
                                                                      ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $6,582,571
                                                                      ==========

                                SKLAR CORPORATION
                                -----------------
                               STATEMENT OF INCOME
                               -------------------


                                                                    For the Years Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                 2001                   2000
                                                             ------------           ------------

NET SALES                                                    $ 12,475,410           $ 12,835,411

   Cost of goods sold                                           6,189,457              6,365,535
                                                             ------------           ------------

GROSS PROFIT                                                    6,285,953              6,469,876

   Selling, general and administrative expenses                 6,213,097              5,967,752
                                                             ------------           ------------


INCOME FROM OPERATIONS                                             72,856                502,124


OTHER INCOME (EXPENSE):
   Other                                                            9,782                (35,096)
   Interest expense                                              (124,539)              (115,713)
                                                             ------------           ------------

       Other expense - net                                       (114,757)              (150,809)
                                                             ------------           ------------


INCOME (LOSS) BEFORE TAXES                                        (41,901)               351,315

   Provision for income taxes                                           0                 43,163
                                                             ------------           ------------


NET INCOME (LOSS)                                                 (41,901)               308,152

   Preferred dividend requirement                                 275,975                275,975
                                                             ------------           ------------


INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $   (317,876)          $     32,177
                                                             ============           ============


PER SHARE DATA:
   Weighted average common shares outstanding                          20              1,104,940
                                                             ------------           ------------

   Basic and diluted income (loss) per common share          $ (15,893.80)          $        .03
                                                             ============           ============

                                SKLAR CORPORATION
                                -----------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                SKLAR CORPORATION
                                -----------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
                   -------------------------------------------




                                                               Series A                              Additional
                                          Series A           Subordinated           Common             Paid-In
                                         Preferred            Preferred              Stock             Capital
                                        ----------           ----------           ----------          ----------


BALANCES, March 31, 1999                       248                    0              149,795           2,165,958

   Net income for the year
      ended March 31, 2000
                                        ----------           ----------           ----------          ----------

BALANCES, March 31,2000                        248                    0              149,795           2,165,958

Effect of 1 for 50,000 reverse
   stock split                                                                      (149,794)            (161,621)

Net loss for the year
     ended March 31, 2001
                                        ----------           ----------           ----------          ----------


BALANCES, March 31, 2001                $      248           $        0           $        1          $2,004,337
                                        ==========           ==========           ==========          ==========


    The accompanying notes are an integral part of the financial statements.

                                SKLAR CORPORATION
                                -----------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
                   -------------------------------------------




                                                                           Total
       Retained                                    Treasury            Stockholders'
       Earnings               Total                 Stock                 Equity
     -----------           -----------           -----------           -----------

         646,293             2,962,294              (131,038)            2,831,256



         308,152               308,152                                     308,152
     -----------           -----------           -----------           -----------

         954,445             3,270,446              (131,038)            3,139,408


                              (311,415)               79,143              (232,272)


         (41,901)              (41,901)                                    (41,901)
     -----------           -----------           -----------           -----------


     $   912,544           $ 2,917,130           $   (51,895)          $ 2,865,235
     ===========           ===========           ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                                SKLAR CORPORATION
                                -----------------
                             STATEMENT OF CASH FLOWS
                             -----------------------

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                For the Years Ended
                                                                                      March 31,
                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          2001                2000
                                                                            ---------           ---------
   Net income (loss)                                                        $ (41,901)          $ 308,152
                                                                            ---------           ---------
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                         304,204             364,607
        Provision for losses and returns on accounts receivable                (6,779)            (46,831)
        Obsolescence reserve                                                  (50,000)                 --
        Write down of goodwill                                                 50,000              50,000
        Change in operating assets and liabilities:
          Accounts receivable                                                  (2,938)            110,578
          Inventory                                                           399,554            (167,801)
          Prepaid expenses                                                   (329,726)            (78,778)
          Accounts payable                                                   (403,713)             60,174
          Accrued expenses and taxes                                           16,273             (12,491)
                                                                            ---------           ---------

        Total adjustments                                                     (23,125)            279,458
                                                                            ---------           ---------

        Net cash provided by (used in) operating activities                   (65,026)            587,610
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (59,325)           (224,253)
   Acquisition costs                                                               --              (1,410)
                                                                            ---------           ---------

        Net cash used in investing activities                                 (59,325)           (225,663)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing (repayments) on line of credit                                   206,000            (148,000)
   Principal payments capital lease                                           (15,978)            (14,121)
   Advances to related parties                                                (65,279)           (143,380)
   Repayment from related parties                                              32,275              83,917
   Purchase of fractional shares                                              (91,881)                 --
   Escrow for fractional shares                                               (21,561)                 --
                                                                            ---------           ---------

        Net cash provided by (used in) financing activities                    43,576            (221,584)
                                                                            ---------           ---------

NET INCREASE (DECREASE) IN CASH                                               (80,775)            140,363

CASH, BEGINNING OF YEAR                                                       203,707              63,344
                                                                            ---------           ---------

CASH, END OF YEAR                                                           $ 122,932           $ 203,707
                                                                            =========           =========

    The accompanying notes are an integral part of the financial statements.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------

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


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
----------------------------------------------

Inventories:
------------

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

Equipment and Improvements:
---------------------------

     Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided generally on the straight-line and accelerated methods over the useful lives of the assets which are estimated to be three to ten years for equipment and the shorter of the life of the lease or the life of the asset for leasehold improvements.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)
----------------------------------------------

Goodwill and Other Assets:
--------------------------

     Goodwill and other assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis. The Company continually evaluates the carrying amount of goodwill by estimating the sum of expected future discounted cash flows related to specific acquisitions and comparing it to originally booked amount net of related accumulated amortization.


Cash Flow Information:
----------------------

     For purposes of the statement of cash flows, the Company considers cash in bank and on hand as cash equivalents.


Advertising Costs:
------------------

     The Company policy is to expense advertising costs as incurred except that on-hand quantities of printed catalogs and pre-production cost are recorded as prepaid expenses until they are no longer current or expected to be used.


Income Per Share:
-----------------

     Income per share is computed by dividing net income, decreased by the amount required for payment of preferred dividends, by the weighted average number of shares of common stock outstanding.


Revenue Recognition:
--------------------

     Revenue, net of an allowance for estimated returns, is recognized upon the shipment of goods to customers.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES: (Continued)
-----------------------------------------------

     Prior to April 1, 1999, the Company recorded as additional revenue, credits which could not be applied to customers. Beginning April 1, 1999, the Company records credits which could not be applied to customers as other liabilities. The financial statement effect of this change in accounting was $51,000 for the year ended March 31, 2000.

Foreign Currency Translation Gains and Losses:
----------------------------------------------

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

Estimates:
----------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B.  FINANCIAL INSTRUMENTS:
--------------------------

The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers, located primarily in the continental United States, in the ordinary course of business. The Company does not require collateral or other security to support customer receivables.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


B.  FINANCIAL INSTRUMENTS:    (continued)
--------------------------

At March 31, 2001, the Company had the following concentrations of cash subject to credit risk:

          Germany                       $    40,148
          United States                 $    82,784


The Company maintains cash balances at two financial institutions. One is located in the United States and the other in Germany. The account in the United States is insured by the Federal Deposit Insurance Corporation up to $100,000. The account in Germany is uninsured. While the Company usually maintains its domestic balances at levels below the insured amounts, there may be times, in the normal course of business, when the Company's domestic deposits at an Institution exceed the insured amount.

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

During the years ended March 31, 2001 and 2000, the Company's involvement in this activity, which generally equates to three to four months of anticipated purchase payment provided an effective hedge against the potential for increases in the cost of purchasing German Deutsche Marks. The effect on earnings was immaterial.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------



B.  FINANCIAL INSTRUMENTS: (Continued)
--------------------------

At March 31, 2001, the Company had contracts maturing in April through July of 2001 to purchase 1,010,000 Deutsche Marks. Market movement creating unfavorable terms approximating $14,000 was recorded as an increase in the cost of goods sold.

At March 31, 2001, the Company had contracts maturing in April through July of 2001 to purchase 1,010,000 Deutsche Marks. Market movement creating unfavorable terms approximating $14,000 was recorded as an increase in the cost of goods sold.

The estimated fair value of the Company's financial instruments, both on and off balance sheet, are summarized as follows:

                                                 March 31, 2001
                                 -------------------------------------------
                                      Carrying
                                       Amount                  Fair Value
                                 ------------------        -----------------

          Cash                       $ 122,932                 $ 122,932
          Forward Contracts          $ (14,000)                $ (14,000)


C.  ACCOUNTS RECEIVABLE:
------------------------

Accounts receivable consists of the following at March 31, 2001:

          Trade receivables                        $1,537,936
          Other receivables (including
             related party of $440,889)               458,475
                                                   ----------

                                                    1,996,411
          Allowance for doubtful accounts
             and sales returns                         51,689
                                                   ----------

                                                   $1,944,722
                                                   ==========

The related party receivables at March 31, 2001 includes $367,563 due from the Company's president, $25,326 from the Company's chief financial officer, and $48,000 from the Company's Vice President of Operations.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


D.  INVENTORIES:
----------------

Inventories consist of the following at March 31, 2001:

          German-sourced surgical instruments (including
             customs and freight of $56,444)                                  $1,424,257

          Surgical instruments and products not sourced
             from Germany (including customs and freight of $22,628)           1,426,937

          Orthodontic products (including freight of $4,608)                     235,021

          Work-in-process inventory                                              148,737
                                                                              ----------

                                                                               3,234,952

          Less valuation allowance                                                50,000
                                                                              ----------

                                                                              $3,184,952
                                                                              ==========

E.  FIXED ASSETS:
-----------------

Fixed assets at March 31, 2001 consist of:

          Leasehold improvements                                              $  371,120
          Furniture and fixtures                                                 116,399
          Equipment, including assets held under capital lease of $87,336      1,161,167
          Computer software                                                      178,605
                                                                              ----------

                                                                               1,827,291

          Less accumulated depreciation and amortization                       1,325,302
                                                                              ----------


                                                                              $  501,989
                                                                              ==========

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------

F.   GOODWILL AND OTHER ASSETS:
-------------------------------

Other assets consists of the following:

          Acquisition costs (net)          $74,543
          Deposits                          20,402
                                           -------

                                           $94,945
                                           =======

The following table summarizes the lives and amortization expense for goodwill and other assets:

                                                                                 Amortization Expense
                                                                          ---------------------------------
                                                                                 Year Ended March 31,
                                                                          ---------------------------------
                                              Life in Years                  2001                   2000
                                             --------------               ----------             ----------

         Goodwill                                 15-20                   $  106,721             $  105,522
         Catalog development costs                21/2-5                          --                 35,759
         Acquisition costs                          5                         35,054                 35,054
                                                                          ----------             ----------

         Total                                                            $  141,775             $  176,335
                                                                          ==========             ==========


Additions to other assets arise from the acquisition of companies, in the case of goodwill and acquisition costs, or loan fees. Prior to fiscal year 1996 costs incurred in creating, producing and distributing new and existing catalogs were added to other assets. Reductions in intangible assets result from amortization over their useful or prescribed lives or from adjustments necessary to revalue previously recorded amounts. For the year ended March 31, 2000 and 2001, the goodwill originally booked upon the acquisition of DCA was reduced by $50,000 to reflect the decrease in value consistent with related cash flow in that division.

Subsequent to fiscal year 1995 catalog development costs are expensed as incurred. On-hand quantities of printed catalogs and pre-production costs are recorded as prepaid expenses until they are no longer current or expected to be used.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


F.   GOODWILL AND OTHER ASSETS:   (Continued)
-------------------------------

Advertising expense, including the amortization of catalog development costs incurred prior to 1996, amounted to $67,892 and $288,812 for the years ended March 31, 2001 and 2000 respectively.

Goodwill may also be reduced by an amount equal to the amount of federal tax net operating loss carryforwards used to reduce the Company's federal income tax liability to the extent that the benefit amount computed exceeds normal goodwill amortization.


G.   SHORT-TERM BANK BORROWINGS:
--------------------------------

At March 31, 2001, the Company's revolving line of credit facility of $2,000,000 was available to the extent of collateral by the sum of 80% of qualifying accounts receivable plus 50% of inventories (capped at 50% of borrowing base). Qualifying accounts receivable and inventory used as a basis for the March 31, 2001 borrowing totaled $4,169,797. Unused available credit at March 31, 2001 was $623,252.

Borrowings from this line bear interest at the bank's prime rate. Interest expense on short-term bank borrowings for the years ended March 31, 2001 and 2000 amounted to $75,429 and $74,855, respectively.

The short-term borrowing facility requires the Company to comply with certain restrictive covenants, including maintenance of various financial ratios. The note is guaranteed by the Company's chief financial officer.

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------

G.  SHORT-TERM BANK BORROWINGS:    (Continued)
-------------------------------

The following table shows the Company's short-term bank borrowings for the past two fiscal years:

                                                                     Maximum               Average              Weighted
                                                 Interest            Amount                Amount                Average
                           Balance                Rate at           Outstanding       Outstanding               Interest
                           at End                 End of             During                During              Rate During
         March 31,         of Year                 Year           the Year (a)          the Year (b)          the Year (c)
      ------------      --------------         -------------    --------------        --------------        --------------

         2001           $      996,000            8.00%         $    1,006,000        $      822,000              9.18%
         2000           $      790,000            9.00%         $    1,100,000        $      895,000              8.36%

     (a)  Based on the maximum amount outstanding at any month-end.

     (b) Average amount outstanding during the year is computed by dividing the total of month-end outstanding principal balances by 12.

     (c) Average interest rate for the year is computed by dividing short-term interest expense by average aggregate short-term borrowings.


H.   LONG-TERM DEBT:
--------------------

The Company has no long-term debt outstanding at March 31, 2001. Long-term debt outstanding at March 31, 2000 was settled on January 9, 2001 with the stipulation of dismissal of a suit that the Company filed in 1992. The suit was filed against the former principal of DCA for violating the terms of a non-compete agreement signed as part of a re-negotiated settlement for the purchase of DCA. The case was settled satisfactorily with the release of previously escrowed funds in the amount of $150,000 on January 4, 2001 and both parties have resolved all claims and counter claims.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


I.   LEASE COMMITMENTS:
-----------------------

The Company leases its office and warehouse location on a net basis from a related party under an operating lease expiring in 2008. In November of 1999, the company leased additional warehouse space from an unrelated party under a triple net lease expiring in 2004. The lease has a ninety-day termination clause at the option of the owner. In December of 2000, Sklar leased approximately 45 acres of undeveloped land in Penn Township, PA. The land is held, pending zoning changes, for future Sklar expansion. The lease expires December 13, 2001 but is renewable from year to year unless terminated with sixty days notice prior to the expiration of the lease. Additionally, the Company leases certain equipment, including vehicles, under various operating leases expiring in 2002 through 2004.

Future minimum annual rentals under all the aforementioned lease arrangements at March 31, 2001 are as follows:
                                       Total
                                   Noncancellable
                                     Operating                  Related
                                      Leases                     Party
                                    ----------               ----------

                 2002               $  350,527               $  260,925
                 2003                  307,817                  232,800
                 2004                  301,661                  232,800
                 2005                  270,611                  232,800
                 Later Years           834,200                  834,200
                                    ----------               ----------

                                    $2,064,816               $1,793,525
                                    ==========               ==========

Total rent expense for the years ended March 31, 2001 and 2000 was $335,156 and $326,282, respectively.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


J.   STOCKHOLDERS' EQUITY:
--------------------------

Preferred stock accrues cumulative dividends at $12.50 per year. Dividends are payable each June 30, only if declared by the Board of Directors. Dividends in arrears on preferred stock were $4,691,576 at March 31, 2001. No dividends may be paid on the common stock until cumulative dividends have been paid on the preferred stock. The preferred stock may be redeemed at the Company's option for $100 per share, and is entitled to a liquidation preference of $100 per share, $2,207,800 aggregate, plus cumulative dividends.

Treasury stock is recorded at cost. The number of shares of stock held in the treasury was as follows at March 31, 2001:

          Series A Preferred                 2,747

It is the intention of the Board of Directors to cancel all stock that remained in the treasury.

On January 30, 2001, the shareholders approved a 1 for 50,000 reverse stock split of its Common Stock and the payment of $0.46 per share to redeem all fractional shares resulting from the reverse stock split. As a result, the number of shareholders of record of the Company's Common Stock was reduced from approximately 769 to 3. Also, a majority of the holders of the Company's Series A Preferred Stock (the "Series A Preferred") approved an amendment to the terms of the Series A Preferred permitting the redemption of the fractional Common Stock shares. This amendment was effective on February 10, 2001. In all other respects, the Series A Preferred is not affected by the reverse stock split.

Subsequent to the effectiveness of the Series A Preferred amendment, the Company filed a Form 15 with the Securities and Exchange Commission and terminated its obligations to file reports with the Commission pursuant to Rule
12g-4(a)(1)(i)under the Securities Exchange Act of 1934, as amended.

Holders of Common Stock were contacted shortly after the filing of the Form 15 with instructions on how to deliver their Common Stock share certificates and receive fractional shares payments. Common Stock

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


J.  STOCKHOLDERS' EQUITY:    (Continued)
-------------------------


shareholders desiring to change or verify their contact information with respect to their Common Stock should contact the Company's transfer agent, American Stock Transfer Company at (800) 937-5449 or by e-mail at info@amstock.com.

In addition, the Company is no longer required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors and 10% or greater stockholders would no longer be subject to the reporting requirements and "short swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements.

K.  STOCK OPTIONS:
------------------

Under the 1983 Incentive Stock Option Plan, the Company may grant options to purchase shares of common stock. The plan is intended to attract and retain qualified personnel and to provide incentive to individuals who are deemed to be in a position to make a significant contribution to the Company's operations.

In 1988, the Board granted to Mr. Donald Taylor, options for 4,000 shares of a then new class of subordinated preferred stock. These options have not been exercised as of March 31, 2001.

L.  EMPLOYEE BENEFIT PLANS:
---------------------------

The Company maintains an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to Section 401(K) of the Internal Revenue Code. The Company matches employee contributions up to 50% of the first 6% of eligible compensation. There is also a discretionary profit sharing feature incorporated into the plan. Eligible employees are those with more than six months of service and who work more than 500 hours per six-month period. Company contributions to the plan amounted to $182,352 and $163,707 including discretionary profit sharing contributions of $125,000 and $110,000 in 2001 and 2000, respectively.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


M.  INCOME TAXES:
-----------------

As a result of the merger of Medco Jewelry Corporation and Misdom-Frank Corporation, management believes there may be federal net operating losses carryforwards available to Medco Jewelry Corporation at the date of merger that have transferred to Sklar Corporation. Such loss carryforwards and additional post-merger operating losses totaling approximately $313,000, which expire in tax year 2004 are available as deductions from federal taxable income of future years. For financial statement purposes, the net operating loss carryforwards may be used to reduce goodwill if an excess benefit is realized. There are no operating loss carryforwards for state tax purposes. In fiscal 2001 and 2000, $359,000 and $384,000, respectively, of the available federal net operating loss carryforward were applied to reduce federal taxable income. As a result, the Company paid no federal income tax in these years. The Internal Revenue Service has audited the Company's federal tax filings through March 31, 1997.

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

Deferred tax assets and liabilities are as follows:

                                                                 March 31,
                                                     -------------------------------
                                                       2001                   2000
                                                     --------               --------

          Total deferred tax asset                   $106,000               $172,000
          Less valuation allowance                    106,000                172,000
                                                     --------               --------
             Net deferred tax asset                         0                      0
          Total deferred tax liability                      0                      0
                                                     --------               --------

             Total deferred tax asset                $      0               $      0
                                                     ========               ========

The net change in the valuation allowance for the year ended March 31, 2001was a reduction of $66,000.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


M.  INCOME TAXES:      (Continued)
-----------------

Permanent differences arise due to the amortization of goodwill, which accounts for approximately $116,000 of the difference between pre-tax financial statement income and income for tax purposes.

N.  LEGAL MATTERS:
------------------

The Company filed suit in the Court of Common Pleas for Chester County, Pennsylvania against an entity knows as "Endo-Surgical Systems, Inc." ("ENDO") in February of 1998. Endo is controlled by the Company's former Controller (Wilson). The suit alleges misappropriation of trade secrets and conversion, tortious interference with existing contractual relations, and tortious interference with prospective economic advantage. Injunctive relief is sought in addition to damages, costs, and fees. The case was tried and a verdict rendered on September 13, 2000 in favor of Sklar. Specifically, Endo was held liable for conversion of Sklar property. ENDO, its shareholders, officers and directors were ordered to return all Sklar property and further the defendants were enjoined from using catalogs, artwork or other property of the company. As to interference with contractual relationships, a judgment was awarded in favor of Sklar against ENDO, in the amount of $16,500. Additionally the Judge stated that "Mr. Wilson intentionally created the impression that Sklar was in financial difficulty .... (Wilson) must have known that his words would have a deleterious effect on the relationship between Sklar and each alarmed vendor". Consequently the judge enjoined the Defendant, officers and shareholders from making representations to any third party as to Sklar's fiscal position or management. ENDO's counterclaim against Sklar was completely dismissed. Post trial motions have been filed. The court dismissed Endo's motion. The matter was conclusively resolved in Sklar's favor and the court's ruling is final. Sklar intends to vigorously pursue its judgment against ENDO.

In December of 1997, the Company also filed in the court of Common Pleas for Chester County, a Writ of Summons against the former controller, personally. The Company then conducted a fact-finding effort and, as a result, a complaint was filed in May of 1998. The complaint alleges, among other things, that the former Controller has violated the standards of conduct as a licensed Certified Public Accountant and engaged in misappropriation of trade secrets and conversion, breach of fiduciary duties and confidential relationship, tortious interference with existing contractual relationships, tortious interference with

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------

N.  LEGAL MATTERS:      (Continued)
------------------

prospective economic advantage, defamation and trade libel, breach of contract, and fraud and misrepresentation. Injunctive relief, damages, costs and fees are sought. Defendant has filed a counter claim. On October 27, 2000, Wilson filed for protection under Chapter 7 of the Bankruptcy Code, placing the complaint under the jurisdiction of the U.S. Bankruptcy Court. A motion to lift the stay was presented to the bankruptcy Court on behalf of Sklar and has been granted. The matter has been remanded to the Chester County Court of Common Pleas where the trial will go forward on the allegations against Mr. Wilson. Sklar intends to vigorously pursue its claim against Wilson.

O.  RELATED PARTY TRANSACTIONS:
-------------------------------

The Company has the following transactions with related parties:

          (a) J.B. Associates, the owner of the Company premises, is owned by Don Taylor, President and Director of the Company. Rent expense for this building was $232,800 in 2001 and 2000. Two months rent are prepaid in the amount of $38,800 at March 31, 2001.

          (b) The Company has outstanding notes receivable from current officers and directors amounting to $440,889 at March 31, 2001.


          (c) The Company purchases medical instruments and repair services from a company in which the president had been a minority shareholder. The president receives a percentage of the gross revenue of this company for a period of time as compensation for the prior sale of his interest. Purchases from this company amounted to $787,524 and $1,020,036 for 2001 and 2000, respectively.

          (d) The Company obtained legal services from an individual who is the spouse of the Company's President. Fees paid during the fiscal year ended March 31, 2001 amount to $69,424.

                                SKLAR CORPORATION
                                -----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------


P.  RELATED PARTY TRANSACTIONS:      (Continued)
-------------------------------

          (e) The Company leases undeveloped land from Big Pine Key Partnership Limited, which is owned by President and Director, Don Taylor. Rent expense was $12,500 and $0 for 2001 and 2000 respectively.

          (f) The Company incurred consulting expense of $36,000 payable to Board Member William Knepshield for work related to the development of patents and design of a safety syringe.


Q.  SIGNIFICANT CUSTOMER INFORMATION:
-------------------------------------

Three customers of the Company provided significant sales volume in 2001 and 2000. During these fiscal years, sales to one customer comprised 27.9% and 29.5%, respectively, of the Company's total sales. The second customer accounted for 24.9% and 18.1% of the respective years' total sales. The third customer accounted for 13.9% and 13.3% of total sales respectively.

R.  FOREIGN CURRENCY TRANSACTION AND TRANSLATION GAINS:
-------------------------------------------------------

Gains recognized from foreign currency activity amounted to $97,591 and $112,247 in 2001 and 2000, respectively.

S.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------

Interest paid amounted to $115,346 and $73,886 in 2001 and 2000, respectively.

Income taxes paid amounted to $55,955 and $51,104 in 2001 and 2000, respectively.